Form 10-Q
period 1995-05-31
TRISTAR CORP
filed 1995-07-14
CIK 737203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:  MAY 31, 1995
                                      -OR-
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                        COMMISSION FILE NUMBER  0-13099

                              TRISTAR CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                13-3129318
(State or other jurisdiction of                (I. R. S.  Employer
incorporation or organization)                 Identification No.)


          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS  78216
                    (Address of principal executive offices)
                                   (Zip Code)
                                (210)  402-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X      No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             ON JULY 6, 1995, THERE WERE OUTSTANDING 6,648,996 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

There are 24 pages in the sequentially numbered, manually signed original. The exhibit index is located at page 19.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                                  PAGE
                                                                                                                                ----
Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--May 31, 1995 and August 31, 1994                                                           3

        Consolidated statements of income--three and nine month periods ended
           May 31, 1995 and 1994                                                                                                5

        Consolidated statements of cash flows--nine month periods ended
           May 31, 1995 and 1994                                                                                                6

        Notes to consolidated financial statements--May 31, 1995                                                                7

        Report of Independent Accountants                                                                                      11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                             12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                     17

Item 2.  Changes in Securities                                                                                                 17

Item 3.  Defaults Upon Senior Securities                                                                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                                                                   17

Item 5.  Other Information                                                                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                                                                      17


SIGNATURES                                                                                                                     18

                         PART I - FINANCIAL INFORMATION



 ITEM 1. FINANCIAL STATEMENTS


                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                (UNAUDITED)
                                                                   MAY 31            August 31,
                            ASSETS                                  1995               1994 *
                                                               --------------     ---------------
 Current assets:
   Cash and cash equivalents                                   $      249,000     $       269,000
   Accounts receivable, less allowance for doubtful accounts
     of $447,000 and $589,000                                       4,952,000           6,430,000
   Current portion note receivable-related party (Note 11)             50,000                ---
   Accounts receivable - insurance reimbursement (Note 6)             815,000                ---
   Inventories (Notes 3 and 11)                                     8,549,000           8,127,000
   Prepaid expenses                                                   297,000             243,000
   Refundable income taxes (Note 4)                                    52,000           1,774,000
                                                               --------------    ----------------

     Total current assets                                          14,964,000          16,843,000
                                                               --------------    ----------------

 Note receivable-related party (Note 11)                              550,000             ---
 Assets held for sale (Note 11)                                       648,000             ---
 Property, plant and equipment, less accumulated depreciation
   of $734,000 and $1,015,000                                         714,000           2,372,000
                                                               --------------    ----------------

 Other assets:
   Warrant valuation, less accumulated amortization
     of $557,000 and $367,000                                       1,532,000           1,722,000
   Other assets                                                        56,000              84,000
                                                               --------------    ----------------

     Total other assets                                             1,588,000           1,806,000
                                                               --------------    ----------------

 TOTAL ASSETS                                                  $   18,464,000    $     21,021,000
                                                               ==============    ================





 * Prepared from audited financial statements for the year ended August 31, 1994.


 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                  (UNAUDITED)
                                                                    MAY 31            August 31,
            LIABILITIES AND SHAREHOLDERS' EQUITY                     1995               1994 *
                                                                -------------       -------------
 Current liabilities:
   Short-term borrowings (Note 5)                               $   3,964,000       $   4,511,000
   Current portion of long-term obligations                            35,000              38,000
   Accounts payable-trade                                             474,000             865,000
   Accounts payable-related parties-net  (Note 9)                   2,857,000           1,462,000
   Accrued bonuses                                                    212,000             302,000
   Accrued litigation expense                                         177,000             175,000
   Accrued interest expense                                           456,000             386,000
   Accrued promotion expense                                           92,000             455,000
   Other accrued expenses                                             655,000             694,000
                                                                -------------       -------------

     Total current liabilities                                      8,922,000           8,888,000
                                                                -------------       -------------


 Shareholder litigation settlement  (Note 7)                           ---              4,500,000
 Obligations under capital leases, less current portion                31,000              54,000
 Subordinated long term debt - related parties  (Notes 6 and 7)     8,000,000           5,000,000
                                                                -------------       -------------

 Total liabilities                                                 16,953,000          18,442,000
                                                                -------------       -------------

 Commitments and contingencies  (Note 8)                               ---                  ---

 Shareholders' equity:
   Preferred stock, $.05 par value; authorized 1,000,000 shares;
       no shares issued                                                ---                  ---
   Common stock, $.01 par value; authorized 10,000,000 shares;
       issued and outstanding 6,648,966 shares in May 1995
       and 6,641,538 shares in August 1994                             67,000              66,000
   Additional paid-in capital                                      10,281,000          10,229,000
   Receivable from shareholders-related parties (Note 7)               ---               (500,000)
   Accumulated deficit                                             (8,837,000)         (7,216,000)
                                                                -------------       -------------

     Total shareholders' equity                                     1,511,000           2,579,000
                                                                -------------       -------------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  18,464,000       $  21,021,000
                                                                =============       =============





 * Prepared from audited financial statements for the year ended August 31, 1994.


 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART 1 - FINANCIAL INFORMATION

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                             MAY 31,                          MAY 31,
                                ------------------------------   -------------------------------
                                       1995            1994            1995             1994
                                --------------  --------------   -------------- ----------------
 Net sales                      $   6,672,000   $   9,557,000    $  24,091,000  $    35,861,000

 Cost of sales (Note 10)            5,778,000       7,909,000       19,821,000       29,290,000
                                --------------  --------------   -------------- ----------------

 Gross profit                        894,000        1,648,000        4,270,000        6,571,000

 Selling, general and
   administrative expenses
   (Note 11)                        2,300,000       2,763,000        6,576,000        8,298,000
                                --------------  --------------   -------------- ----------------
 Loss from operations              (1,406,000)     (1,115,000)      (2,306,000)      (1,727,000)


 Other income (expense):

     Interest expense                (308,000)       (299,000)        (961,000)        (859,000)
     Other (expense) income          (297,000)          1,000         (419,000)          12,000
     Insurance reimbursement
      (Note 6)                        815,000          ----          2,065,000         ----
                                --------------  --------------   -------------- ----------------

 Loss before provision for
   income taxes                   (1,196,000)     (1,413,000)       (1,621,000)      (2,574,000)

 Provision for income taxes            ----            ----            ----             ----
                                --------------  --------------   -------------- ----------------

 Net loss                       $  (1,196,000)  $  (1,413,000)   $  (1,621,000) $    (2,574,000)
                                ==============  ==============   ============== ================
 Net loss per common share
   (Note 2):
     Primary                    $       ( .18)  $       ( .21)   $       ( .24) $         ( .39)
                                ==============  ==============   ============== ================
     Fully diluted              $       ( .18)  $       ( .21)   $       ( .24) $         ( .39)
                                ==============  ==============   ============== ================



 Weighted average common shares outstanding
   (Note 2):

     Primary                        6,650,230       6,633,642        6,646,067        6,629,837
                                ==============  ==============   ============== ================
     Fully diluted                  6,650,230       6,633,642        6,646,067        6,629,837
                                ==============  ==============   ============== ================





 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                              NINE MONTHS ENDED
                                                         -----------------------------
                                                            MAY 31,          May 31,
                                                             1995             1994
                                                         ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                              $ (1,621,000)    $ (2,574,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                           386,000          332,000
      Provision for losses on accounts receivable             210,000          213,000
      Provision for inventory                                 407,000          369,000
      Impairment of assets reserve                            150,000
      Loss on asset disposals                                  23,000           71,000
      Issuance of stock in connection with 401K plan           53,000           41,000
      Amortization of warrant valuation                       190,000            ---
      Change in operating assets and liabilities:
         Accounts receivable                                1,268,000         (349,000)
         Accounts receivable-insurance reimbursement         (815,000)
         Inventories                                         (830,000)         376,000
         Prepaid expenses                                     (54,000)         (86,000)
         Refundable income taxes                            1,722,000          559,000
         Accounts payable                                   1,004,000       (1,093,000)
         Accrued expenses                                    (420,000)         468,000
         Shareholder litigation settlement liability       (4,500,000)      (3,500,000)
                                                         ------------     ------------
             Net cash used in operating activities         (2,827,000)      (5,173,000)
                                                         ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (129,000)        (195,000)
   Increase in other assets                                   (33,000)        (107,000)
   Proceeds from sale of assets                                42,000           19,000
                                                         ------------     ------------
             Net cash from (used in) investing
              activities                                     (120,000)        (283,000)
                                                         ------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                     30,749,000       40,167,000
   Payments under short term borrowings                   (31,296,000)     (38,167,000)
   Proceeds from issuance of subordinated long-term debt    4,000,000        3,500,000
   Principal payments on subordinated long-term debt       (1,000,000)           ---
   Other principal payments                                   (26,000)         (21,000)
   Collection on receivable from shareholders                 500,000            ---
                                                         ------------     ------------
             Net cash provided by financing
               activities                                   2,927,000        5,479,000
                                                         ------------     ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                    (20,000)          23,000
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             269,000          235,000
                                                         ------------     ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    249,000     $    258,000
                                                         ============     ============





 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 1995


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 1995, are not necessarily indicative of the results that may be expected for the year ending August 31, 1995.


NOTE 2:  NET LOSS PER SHARE

Net loss per share amounts were computed based upon the weighted average number of common shares outstanding.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost (determined by the weighted average cost method) or market.

                                                               5/31/95                     8/31/94
                                                          ------------------          -----------------
              Raw materials                               $        ---                $         227,000
              Work-in-process                                        246,000                    494,000
              Finished goods                                       8,303,000                  7,406,000
                                                          ------------------          -----------------
                                                          $        8,549,000          $       8,127,000
                                                          ==================          =================


The inventory balances at May 31, 1995, and August 31, 1994, are shown net of reserves for market valuation and shrinkage of $807,000 and $400,000, respectively. Raw materials inventories as of August 31, 1994, relate to the cosmetic pencil manufacturing operations. These operations and the related inventories were sold to Eurostar, effective May 1995. Work-in-process inventories as of August 31, 1994, related partially to the cosmetic pencil manufacturing and partially to the distribution activity. The remaining work-in-process inventories relate only to the distribution activity. See Note 11 for further discussion of the pencil manufacturing operations sale.

NOTE 4:  INCOME TAXES

During the first quarter of fiscal 1995, TRISTAR CORPORATION (the "Company") received tax refunds of approximately $1,722,000 reducing the refundable taxes recorded at August 31, 1994.


NOTE 5:  SHORT-TERM BORROWING

The Company had available at May 31, 1995, a revolving line of credit that permits borrowings of up to $10 million at prime rate plus five percentage points per annum, with additional fees approximating a percentage point per annum. Borrowings under this credit agreement are limited to 70% of eligible accounts receivable and 30% of eligible inventories as defined in the agreement. Collateral for the credit agreement consists of all assets of the Company. The agreement contains a material adverse change provision as well as certain restrictions and conditions, among which are limitations on cash dividends and capital expenditures. As of May 31, 1995, based on the borrowing formula in the agreement, the maximum borrowings available to the Company were $4,839,000 of which $875,000 was not utilized.

As of July 7, 1995, the Company and its lender amended the existing credit agreement and extended the maturity date to July 7, 1997 from the original maturity date of October 7, 1995. Under the terms of the amendment, borrowing availability was increased to 75% of eligible accounts receivable and 50% of eligible inventories as defined in the original agreement. In addition, the interest expense was reduced to prime rate plus three percentage points per annum with additional fees approximating a percentage point per annum.


NOTE 6:  PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY

On December 6, 1994, the Company received a court approved distribution of $1,250,000 from the proceeds of an executive liability and indemnification policy owned by the Company. In accordance with the financing agreement with the Core Sheth Families, a related party, $1,000,000 of the proceeds were utilized to repay a portion of the existing long term subordinated debt. The $1,000,000 repayment was made in December 1994.

On June 23, 1995, the Company received a court approved distribution of the balance ($750,000) of the proceeds of the executive liability and indemnification policy owned by the Company. In addition, the Company received a distribution of approximately $65,000 of interest earned during the period the court held the proceeds. This court approved distribution is subject to appeal by other claimants under the policy.

NOTE 7:  LONG TERM LIABILITIES

On December 16, 1994, the Company made its final payment of $4.5 million under the stockholder litigation settlement. The funds were provided by the borrowing of $4 million under the financing agreement entered into on August 31, 1993, with the Core Sheth Families, a related party. Such borrowings were recorded as subordinated long-term debt in accordance with the financing agreement. The remaining $500,000 was from the proceeds of the purchase by the Core Sheth Families of 10-year warrants to purchase 2 million shares of the Company's common stock at a per share price of $5.34.

NOTE 8:  LITIGATION AND CONTINGENCIES

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.


NOTE 9:  ACCOUNTS PAYABLE - RELATED PARTIES

The Company's primary suppliers of fragrance products and cosmetic products are related parties, Eurostar Perfumes, Inc. ("Eurostar") and Emicos International, Ltd., ("Emicos"), respectively. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from (1) transferring inventory to Eurostar for sale to Eurostar customers or repackaging for the Company, and (2) the sale of cosmetic pencils to Emicos and Eurostar. The payables and receivables balances are offset and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Payables due members of the Company's Board of Directors result, in the normal course of business, from expenses associated with Board and related committee meetings. However, during the third fiscal quarter ended May 31, 1995, additional expenses were incurred which related to the Company's proposed merger with a related party, Eurostar. See Note 12 for further discussion of the proposed merger transaction. The following summarizes the presentations at May 31, 1995 and August 31, 1994.


                                                                    5/31/95                    8/31/94
                                                               ------------------           -------------
    Total Accounts Payable-Related Parties                     $        3,579,000               1,888,000

    Total Accounts Receivable-Related Parties                             775,000                 438,000

                                                               ------------------           -------------
    Offset Amount                                                         771,000                 438,000
                                                               ------------------           -------------
                                                                        2,808,000               1,450,000
                                                               ------------------           -------------

    Payables due members of the Company's
    Board of Directors                                                     49,000                  12,000
                                                               ------------------           -------------
    Net Related Parties Payables                               $        2,857,000               1,462,000
                                                               ==================          ==============


NOTE 10:  RELATED PARTY COST OF SALES:

The majority of the Company's sales, approximately 88% and 90% for the three and nine months ended May 31, 1995, respectively, and 92% for the same periods in fiscal 1994, are from product purchased from related parties.
Correspondingly, the majority of the Company's cost of sales is a result of related party transactions.


NOTE 11:  COSMETIC PENCIL MANUFACTURING OPERATION

In May 1995, the Company sold its cosmetic pencil manufacturing business, with the exception of the facility and surrounding land, to Eurostar in consideration for the cost of inventories, payable upon utilization of such inventories, and a seven-year note for approximately $600,000. In connection with the sale, Eurostar agreed to supply all of the Company's requirements for cosmetic pencils at contractual prices such that, under fiscal 1994 volume levels and selling prices, the Company would achieve in future periods the same contribution from cosmetic pencil sales as was achieved in fiscal 1994. Expenses of $149,000 related to the closing were recorded in May 1995.

The Company intends to sell or lease its manufacturing plant facilities in South Carolina. An impairment of assets reserve of $150,000 was recorded against the land and facility held for sale in order to value the assets at estimated net realizable value.


NOTE 12:  PROPOSED MERGER

Subject to stockholders' approval, the Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of July 1, 1995 under which Eurostar Perfumes, Inc., a Texas Corporation ("Eurostar"), will be merged with and into the Company, with the Company being the surviving corporation. Eurostar, the Company's major supplier and a related party, (see Note 9), is owned 100% by the Core Sheth Families, who indirectly own 60.5% of the Company's outstanding common stock. If the merger is consummated, the Company will be the surviving corporation and will issue approximately 10 million shares of its common stock in exchange for all of the issued and outstanding common stock of Eurostar. The merger will be accounted for in a manner similar to a pooling of interests.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Tristar Corporation



We have reviewed the accompanying consolidated balance sheet of Tristar Corporation and Subsidiaries as of May 31, 1995, the consolidated statements of income for the three and nine month periods ended May 31, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods ended May 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements of Tristar Corporation and Subsidiaries for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tristar Corporation and Subsidiaries as of August 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 11, 1994, except for Note 16, as to which the date is November 22, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.


                                         COOPERS & LYBRAND L.L.P.


Dallas, Texas
July 7, 1995

                         PART I - FINANCIAL INFORMATION

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE AND NINE MONTH PERIODS ENDED MAY 31, 1995 AND MAY 31, 1994

For the three months ended May 31, 1995, the Company recorded a net loss of $1,196,000 or $0.18 per share, bringing the results for the nine months ended May 31, 1995 to a loss of $1,621,000 or $0.24 per share.

         NET SALES
Net sales for the third quarter of fiscal 1995 were $6,672,000, a decrease of 30.2% compared to net sales of $9,557,000 in the same quarter of fiscal 1994. Net sales of $24,091,000 for the nine month period ended May 31, 1995, decreased 32.8% compared to net sales of $35,861,000 for the same period in fiscal 1994 . The decrease in sales in the fiscal 1995 periods compared to the same periods in fiscal 1994 was primarily attributable to weak economic conditions in Mexico in the first quarter and the subsequent devaluation of the Mexican Peso in the latter half of December 1994. Also contributing to decreased sales were lower sales to certain U.S. based customers who sell outside the Company's exclusive marketing territories and a general decrease in demand in the wholesale channel of distribution.

         NET SALES - CHANNELS OF DISTRIBUTION
The Company markets and distributes products to the wholesale, independent retail and chain/mass merchandiser channels. For the quarter and nine months ended May 31, 1995, the Company experienced a decrease in sales to the wholesale channel when compared to the same periods ended May 31, 1994. The decrease in sales to the wholesale channel is primarily attributable to the factors described in the preceding paragraph. Although slower and less than originally anticipated, the Company has experienced growth in the independent retail and chain/mass merchandiser channel. The Company is continuing to devote resources to all channels of distribution, with emphasis placed on promotional programs and limited advertising. The impact of these marketing efforts on the balance of fiscal 1995 is not known at this time.

         NET SALES - FOREIGN-BASED CUSTOMERS
The Company's customers are located primarily in the United States, Mexico and Canada. Sales made directly to foreign-based customers as a group, which includes those in Mexico and Canada, decreased in the three month and nine month periods ended May 31, 1995, when compared to the same period ended May 31, 1994. These direct sales decreased to $3,042,000 (12.6% of net sales) from $6,278,000 (17.5% of net sales) when comparing the respective nine month periods ended May 31, 1995, and 1994. A major component of this continuing decline was sales to Mexico where economic conditions, including the Peso devaluation, and political conditions severely affected the purchasing power of a majority of the Mexican population. The conditions in Mexico also had a material adverse effect on indirect sales, by certain of the Company's U. S. based customers, into Mexico.

In the first three quarters of fiscal 1994, certain of the Company's U. S. based customers continued to export a significant portion of their purchases to countries outside the Company's exclusive marketing territories. In the latter part of fiscal 1994 and in the first nine months of fiscal 1995, as expected, sales to such customers decreased significantly, due to the Distribution Agreement concluded in October 1992 between the Company and its fragrance suppliers, wherein the Company agreed not to sell or cause to be sold any products of those suppliers in any country other than the United States, Mexico, Canada and Puerto Rico. The amount of any sales lost cannot be determined as the Company does not have access to such customer information.

         NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES
Of the net sales for the three and nine months ended May 31, 1995, approximately 88.3% ($5,889,000) and 90.0% ($21,686,000), respectively, resulted from the sale of products purchased from related parties. For the comparable periods ended May 31, 1994, sales of products purchased from related parties accounted for 92% of total net sales. The balance of the net sales in those periods was generated primarily from products produced by the Company's cosmetic pencil factory. Sales of cosmetic pencils included sales of $220,000 and $630,000, respectively, for the three and nine months ended May 31, 1995, to Emicos International, Ltd. ("Emicos"), a related party. For the comparable three and nine month periods in fiscal 1994, sales to the same related party were $79,000 and $191,000, respectively.

         GROSS PROFIT
The Company's gross profit for the three and nine months ended May 31, 1995, was $894,000, or 13.4% of net sales and $4,270,000 or 17.7% of net sales, respectively, compared to $1,648,000, or 17.2% of net sales and $6,571,000 or 18.3% of net sales, respectively, for the same periods in fiscal 1994. The decrease in gross profit percentage when comparing both periods was principally due to increasing inventory reserves by $261,000 to re-value certain inventories discontinued in the third quarter of fiscal 1995 to anticipated market prices. In addition, in fiscal 1995, the Company has experienced increased freight costs offset somewhat by selective pricing policy changes that were instituted in the last quarter of fiscal 1994.

The Company anticipates that gross profits, as a percentage of sales, for the balance of the year are expected to remain at or will be slightly lower than those of the previous quarters of fiscal 1995 as the Company pares its inventory levels.

         EXPENSES
The Company's selling, general and administrative ("SG&A") expenses decreased for the three and nine months ended May 31, 1995 by 16.8% to $2,300,000 and by 20.8% to $6,576,000, respectively. As a percentage of net sales for the three and nine month periods ended May 31, 1995, the Company's SG&A increased to 34.5% and 27.3%, respectively, from 28.9% and 23.1%, respectively, for the same periods in fiscal 1994. These increases in SG&A expenses as a percentage of sales were attributable to lower sales in the fiscal 1995 periods as compared to the same periods in fiscal 1994. The decrease of SG&A expenses in the fiscal 1995 periods were largely attributable to restructuring, and reduced marketing promotions and advertising production costs occurring in the first nine months of fiscal 1995, closure of the South Carolina distribution center in May 1994 and the effect of selective headcount reductions in fiscal 1994. Included in the three and nine month amounts for fiscal 1995 are expenses of $149,000 incurred in the sale and closing of the pencil plant manufacturing operations in May 1995. Also included is an expense of $150,000 to write the pencil manufacturing facility and land down to estimated net realizable value. See Note 11 to the financial statements for further discussion of the sale of the Company's cosmetic pencil manufacturing business.

Management expects that for the remainder of fiscal 1995, SG&A expenses will remain below the 1994 levels as the Company continues to realize benefits associated with the lower advertising expenses, closure of the South Carolina distribution center and the selective headcount reductions that occurred in fiscal 1994, plus continued efforts to control expenses in fiscal 1995. However, as sales continue to be impacted by instability in the Company's markets, SG&A expenses as a percentage of sales may remain above levels of fiscal 1994.

         INTEREST EXPENSE
Interest expense increased in the first nine months of fiscal 1995 to $961,000, compared to $859,000 for the comparable period of fiscal 1994, primarily as a result of a higher rate of interest due to prime rate increases under the $10,000,000 revolving credit facility.

         OTHER (EXPENSE) INCOME
The third quarter included expenses of $87,000 incurred in preparing for the possible merger of Eurostar with and into the Company, $177,000 of litigation expenses arising from events related to the shareholder litigation, and $63,000 from the amortization of the valuation of warrants offset partially by miscellaneous income items.

In addition, the nine months of fiscal 1995 included $127,000 of warrant valuation amortization for the first six months of fiscal 1995.

The Company anticipates that expenses related to the proposed merger will be materially higher in the fourth quarter of fiscal 1995.

         INSURANCE REIMBURSEMENT
On December 6, 1994, the Company received a court approved distribution of $1,250,000 from the proceeds of an executive liability and indemnification policy owned by the Company, which was recorded as other income in the financial statements of the Company for the quarter ended November 30, 1994.

On June 23, 1995, the Company received a court approved distribution of the balance ($750,000) of the proceeds of an executive liability and indemnification policy owned by the Company. In addition, the Company received a distribution of $65,000 of interest earned during the period the court held the proceeds. This court approved distribution is subject to appeal by other claimants under the policy.

         NET LOSS
The Company recorded a net loss for the third quarter of fiscal 1995 of $1,196,000, or $.18 per share compared to a net loss of $1,413,000 or $.21 per share for the same period in fiscal 1994. The net loss for the nine months ended May 31, 1995, was $1,621,000 or $.24 per share, compared to a net loss of $2,574,000, or $.39 per share, in the same period of fiscal 1994.

         POTENTIAL ADVERSE EFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS Each or all of the following factors could have an adverse effect on anticipated results for the balance of fiscal 1995.

1. The Mexican Market. In late December 1994, the Mexican government devalued the Mexican Neuvo Peso by allowing the Peso to float freely against the U. S. dollar. This devaluation has resulted in a general increase of 80% or more in the cost of imported products to the Mexican consumer. The increase and the resultant instability, including significant business failures and resultant unemployment, has caused a sharp decline in purchases of the Company's products by the Mexican consumer. It is not known if and when the Peso will stabilize at a level where somewhat normal purchasing will resume. Prior to the above mentioned economic and political instability, sales directly and indirectly into Mexico accounted for a significant portion of the Company's total sales.

         The Company's products have been and are sold, directly or indirectly, into the Mexican market. The Company believes that some of its customers based in the United States sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities may have an adverse effect on the Company's sales to such customers.

         The Company has been unable to determine the effect, if any, that the implementation of the North American Free Trade Agreement (the "NAFTA") has had or will have on the Company's business.

2. The Economy. Weak economic conditions in Mexico combined with the devaluation of the Mexican currency, noted above, will continue to adversely impact sales.

3. The Distribution Channels. Although the Company is making extensive efforts to market products into the chain/mass merchandiser marketplace, the Company remains heavily dependent on its original markets, the wholesale and independent retail distribution channels. The maturation of these original markets, combined with the continued economic conditions and competitive pressures, have resulted in a slowing of the general growth of the market. These factors are expected by management to have some effect on the remainder of fiscal 1995.

4. Loss of Foreign-Based Customers. Under the Distribution Agreement concluded in October 1992 between the Company and its fragrance suppliers, the Company agreed not to sell or cause to be sold any products of those suppliers in any country other than the United States, Mexico, Canada and Puerto Rico. In fiscal 1994 and 1995, direct sales outside of the named countries were negligible.

         However, through the first three quarters of fiscal 1994, certain of the Company's U. S. based customers continued to export a significant portion of their purchases to countries outside the Company's exclusive marketing territories. In the latter part of fiscal 1994 and in the first nine months of fiscal 1995, as expected, sales to such customers decreased significantly due to the Distribution Agreement. While management believed that the amount of these lost sales would be replaced by additional sales within the exclusive marketing territories, to date, due to economic conditions and slower than anticipated growth in the mass merchandising channel, the Company has not been successful in doing so, and it is not expected that this will occur in the remainder of fiscal 1995.

5. Supply of Products. The Company's ability to satisfy sales orders for its fragrance products is directly dependent on the supply of products from Eurostar, which is a related party. As part of the settlement of the stockholders' class action litigation, Eurostar and the Company reached an agreement whereby the relationship between the two entities will continue through at least fiscal 1999. If Eurostar was physically unable to provide product, the effect on the Company would be minimal as two other related parties have similar manufacturing facilities available to support the Company.

         The Company is dependent on the supply of cosmetic products and cosmetic pencils, from related parties. If such related parties were to cease or to be unable to supply these products, the lack of such products would have an adverse effect on the Company until a secondary supplier could be located.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available at May 31, 1995, a revolving line of credit that permits borrowings of up to $10 million at prime rate plus five percentage points per annum, with additional fees approximating a percentage point per annum. Borrowings under this credit agreement are limited to 70% of eligible accounts receivable and 30% of eligible inventories as defined in the agreement. Collateral for the credit agreement consists of all assets of the Company. The agreement contains a material adverse change provision as well as certain restrictions and conditions, among which are limitations on cash dividends and capital expenditures.

As of July 7, 1995, the Company and its lender amended the existing credit agreement and extended the maturity date to July 7, 1997 from the original maturity date of October 7, 1995. Under the terms of the amendment, borrowing availability was increased to 75% of eligible accounts receivable and 50% of eligible inventories as defined in the original agreement. In addition, the interest expense was reduced to prime rate plus three percentage points per annum with additional fees approximating a percentage point per annum.

During the nine months ended May 31, 1995, net borrowings decreased by $547,000 to $3,964,000 under the revolving line of credit. Additional borrowings of $875,000 were available as of May 31, 1995, under the revolving line of credit based on the formulas used to determine availability. See Note 5 of the Notes to Consolidated Financial Statements for additional information on the line of credit.

Operations in the nine months ended May 31, 1995, utilized $2,827,000 in cash primarily due to increased inventories ($830,000), decreased accrued expenses ($420,000) and the final payment into escrow of the stockholders litigation settlement ($4,500,000) and net loss adjusted for non-cash items ($202,000) which included an executive liability and indemnification insurance policy reimbursement of $2,000,000, plus $65,000 in accumulated interest. This item was the major factor in reducing the net loss for the nine months ended May 31, 1995. Offsetting these were a refund of federal income taxes of $1,722,000, decreased trade accounts receivable ($1,268,000), and increased accounts payable ($1,004,000).

Maturity of the varying financing terms offered to customers due to seasonality and competitive pressures and lower sales levels, were the major contributors to the $1,268,000 decrease in accounts receivable balances for the first nine months of fiscal 1995. Inventories increased ($830,000) partially in anticipation of historical seasonal upsurge in sales in the last few months of the calendar year, which did not occur, and the loss of sales due to economic and political conditions in the Mexican market. Accrued expenses were reduced as payments were made of bonuses, sales promotions and interest that had been accrued during fiscal 1994.

Capital expenditures during the nine months ended May 31, 1995 were $129,000, consisting primarily of investments in machinery and equipment. Capital expenditures in the remainder of fiscal 1995 are expected to be primarily for computer equipment and software with minimal amounts being invested in equipment for distribution activities. These amounts are not expected to be material to the cash flow of the Company.

Additional subordinated debt borrowings of $4,000,000 plus $500,000 received from the purchase of warrants for 2 million shares of the Company's common stock by the Core Sheth Families were used to fund the final payment on the stockholder litigation settlement. Offsetting the increase in subordinated debt was utilization of $1,000,000 of the $1,250,000 insurance proceeds received in December 1994 for repayment of subordinated debt.

Management believes that the Company's revolving line of credit and the continued ability to extend credit terms as necessary with the Company's primary supplier, Eurostar, a related party, should be sufficient to meet the cash requirements of the Company for the remainder of fiscal 1995.

INFLATION

During the nine months ended May 31, 1995, and consistent with the nine months ended May 31, 1994, inflation did not have a material adverse impact either on the Company's net sales or results from operations.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1993, Talamas Enterprises, Inc., a former customer of the Company ("Talamas"), filed suit against the Company, alleging that the Company had sold products to Talamas' customers in Mexico in breach of promises and representations made by the Company to Talamas. Although the Company denied the allegations in the suit, the suit was settled in April 1995 for an immaterial amount.

ITEM 2.  CHANGES IN SECURITIES

                 None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 5.  OTHER INFORMATION

                 None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)      EXHIBITS


10.              First Amendment to Loan and Security Agreement with Fremont
                 Financial

23.              Awareness Letter of Coopers and Lybrand.



27.              Financial Data Schedule



         B)      REPORTS ON FORM 8-K

                 None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         TRISTAR CORPORATION
                                                             (Registrant)



Date:  July 13, 1995                /s/ Viren S. Sheth
                                    ------------------------------------------
                                    Viren S. Sheth
                                    President and Chief Executive Officer



Date:  July 13, 1995                /s/ Loren M. Eltiste
                                    ------------------------------------------
                                    Loren M. Eltiste
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number
- - ------
10.              First Amendment to Loan and Security agreement with Fremont Financial

23.              Awareness Letter of Coopers and Lybrand

27.              Financial Data Schedule