Form 10-K
period 1995-08-31
TRISTAR CORP
filed 1995-12-11
CIK 737203

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1995
                                             ---------------
                                     OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-13099
                                              -------

                              TRISTAR CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  13-3129318
                 --------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
          -----------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code  210-402-2200
                                                            ------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X         NO
                                               -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on November 10, 1995, as reported on the NASDAQ National Market System, was $17,461,000. As of November 10, 1995, the Registrant had outstanding 16,632,601 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held January 11, 1996 are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS

         (A)     GENERAL DEVELOPMENT OF BUSINESS

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing designer alternative fragrances, original fragrances, and cosmetic pencils. The Company also markets and distributes cosmetics and selected toiletry products. The Company currently operates through its distribution facility in San Antonio, Texas, and its manufacturing facility in Pleasanton, Texas.

The Company was incorporated in New York in 1982 and made an initial public offering of its common stock in 1984. In 1987, the Company was reincorporated in Delaware. The Company changed its name from Ross Cosmetics Distribution Centers, Inc., to Tristar Corporation in 1993.

On August 31, 1995, Eurostar Perfumes, Inc., ("Eurostar"), an affiliate of the Core Sheth Families and the manufacturer of substantially all of the Company's products, was merged into the Company, and under the terms of the agreement, the sole stockholder of Eurostar, Transvit Manufacturing Corporation ("Transvit"), a Core Sheth Families affiliate, received an aggregate of 9,977,810 shares of the Company's Common Stock. In addition, the exercise price of existing warrants to purchase 2,000,000 shares of the Company's Common Stock held by the Core Sheth Families may be reduced under certain circumstances related to the performance of the Company's Common Stock price in the public market during the period of August 31, 1995 through August 31, 1996. After the merger, the Core Sheth Families beneficially own approximately 84% of the outstanding shares of the Company's Common Stock (86% assuming the exercise of all outstanding warrants).

The merger was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Eurostar for all periods presented. Additionally, all subsequent discussions and disclosures in this document are as though Eurostar has been a part of Tristar since the inception of Eurostar in 1992.

         (B)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During the three fiscal years ended August 31, 1995, the Company has been, and expects to continue to be, engaged in a single line of business and/or industry segment, i.e., the development, manufacture, marketing and distribution of designer alternative fragrances, original fragrances, and cosmetic pencils and in the marketing and distribution of other cosmetic products and selected toiletry products. See "Financial Statements" submitted in response to Item 8 of this Report.

         (C)     NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the business of the development, manufacture, marketing and distribution of designer alternative fragrances, original fragrances and cosmetic pencils and in the marketing and distribution of other cosmetic products and selected toiletry products. See "Financial Information about Foreign and Domestic Operations and Export Sales" at page 6.

         Products

The Company's principal product categories are fragrances and other selected cosmetic products, including cosmetic pencils and toiletry products. The following table reflects the approximate contributions to net sales for the last three fiscal years for the major product categories sold by the Company:


================================================================================
         PRODUCT CATEGORY        FISCAL 1995     FISCAL 1994      FISCAL 1993
--------------------------------------------------------------------------------
FRAGRANCES                           78%             79%              82%
--------------------------------------------------------------------------------
OTHER PRODUCTS                       22%             21%              18%
================================================================================

The above table reflects a decline in fragrance sales from fiscal 1994 to fiscal 1995 as it did in fiscal 1993 to 1994. The growth of other products reflects a market acceptance of new product lines introduced in fiscal 1995, 1994 and 1993 and the expansion of sales of other lines.

The Company conducts all market testing and develops all new and replacement fragrance and cosmetic pencil products for introduction into the marketplace. The success of these products is dependent on the Company's identifying the best market niche and then, ultimately, on the customers' acceptance of the product. Life cycles of products vary significantly, with some products successfully marketed for more than five years, whereas other products may fail to gain consumer acceptance and be discontinued within a short period of time. The Company must accurately gauge acceptance for the products it manufactures.

While the Company is in a position to request the development of new or redesigned cosmetic products, it is almost completely dependent on its suppliers to develop these and other new and replacement cosmetic products, other than cosmetic pencils, for introduction into the marketplace. As noted above, market acceptance also plays a large role in the success or failure of cosmetic products, and life cycles vary significantly. Designing fragrance and cosmetic products to fit into specific market niches and gaining customer acceptance is a very important part of product development and marketing.

                                 Fragrances

Within the fragrances product category, in fiscal 1995 as in fiscal 1994, the Company primarily marketed three product lines: "Euro Collections", "Club Exclusif Fragrances", and "Premiere Fragrances" and in fiscal 1995 it added a new fragrance line, "Euro Elegance". All lines feature a wide variety of premium-look bottle shapes and packages containing fragrances which provide an alternative to some of the most popular, nationally branded, designer fragrances at a fraction of the designer fragrance's retail price.

The Euro Collections line, which was first introduced in 1989, is the primary product line in the Company's fragrance category and is the major revenue contributor. Included in this line, as well as in the Company's other fragrance lines, are companion products, which are discussed further under "Other Products" below.

The fragrance product lines other than the Euro Collections line constitute a smaller portion of the Company's revenue with the revenue contribution of the Club Exclusif line expected to continue to increase in 1996 as a result of increased marketing efforts and consumer recognition and acceptance.

                               Other Products

The Company markets, under the brand names of "Gina Cosmetics, "Roxy Cosmetics" and "Apple Cosmetics", proprietary lines of nail, lip and eye products and other cosmetic accessories manufactured by others.

The Company manufactures, markets and distributes under the Apple Cosmetics, Gina Cosmetics, and Roxy Cosmetics brand names, a proprietary line of cosmetic pencils in assorted colors and sizes. It also produces private label cosmetic pencils for selected customers, including an affiliate of the Core Sheth Families.

In addition, the Company produces or purchases from affiliates, and markets companion products to its Euro Collections, Club Exclusif and Premiere lines such as eau de parfum sprays, body sprays, body oils, deodorant sticks, and other bath products such as dusting powders and gift sets. Such companion products are also marketed as designer alternatives and priced at a fraction of the price of the original designer products.

         New Products

As noted previously, the Company designs and develops new fragrance products to meet consumer needs. During the fiscal year ended August 31, 1995, the Company continued to strive for improvement of existing products and worked towards development of additional product lines and complementary products to existing lines. In fiscal 1995, the Company introduced a new fragrance line, Euro Elegance, and a new deodorant stick line, Everscent. Additionally, the Company selectively added new products to existing fragrance and cosmetic lines.

The Company anticipates the introduction of additional new products and a new product line during fiscal 1996.

         Manufacturing

The Company owns and operates a manufacturing facility in Pleasanton, Texas. The manufacturing facility, located on 14-acres, produces virtually all of the fragrances and cosmetic pencils sold by the Company.

         Distribution

The Company distributes its products in North and South America from its Texas, Mexico and Brazil warehouse facilities. The Company has approximately 1,600 customers, including wholesalers, distributors, mass merchandising chains and specialty chain stores. These customers represent over 28,000 outlets for the Company's products. See "Narrative Description of Business (Customers)," and "Narrative Description of Business (Suppliers)" below. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

         Customers

The Company's customers are located primarily in North and South America.
Sales to customers in the United States were $27,563,000, $38,187,000 and $40,329,000, for fiscal years 1995, 1994 and 1993, respectively. Total direct export sales outside of the United States, for the years ended August 31, 1995, 1994 and 1993 were approximately $17,165,000, $13,057,000, and $11,361,000, respectively, amounting to 38, 25, and 22 percent of total net sales for those years. It is anticipated that the Company will continue to limit distribution of its products to North and South America as other Core Sheth Families affiliates distribute similar products in the rest of the world.

The Company is not dependent upon a single or a few customers, and the loss of any single or a few customers would not have a material adverse effect on the Company's business. In fiscal 1995, 1994, and 1993 no single customer accounted for more than seven percent of the Company's total sales.

         Suppliers

At present, the Company purchases a significant amount of glass products for its fragrance products from European glass manufacturers. If the Company were unable to purchase these products from one of these suppliers, the Company believes that it could purchase such products from other suppliers without any significant delays.

In addition, the Company purchases its fragrance supplies principally from one company, which is a Core Sheth Families affiliate. In the event that the Company were unable to purchase these supplies, the Company could suffer minor manufacturing delays in producing its products until the primary suppliers could be replaced by a Core Sheth Families affiliate or a secondary source.

The Company's ability to satisfy sales orders of its fragrance products is directly dependent on its ability to manufacture these products. If the Company were physically unable to manufacture its product, the effect on the Company would be minimal as Core Sheth Families affiliates and others have similar manufacturing facilities available to support the Company.

In addition to fragrance manufacturing at the Pleasanton, Texas facility, the Company, at the same location, also manufactures cosmetic pencils. If the Company were physically unable to manufacture cosmetic pencils, the lack of these products could have an adverse effect on the Company until a secondary supplier could be located.

The Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Core Sheth Families affiliates. If any of these companies were to cease or be unable to supply these cosmetic products, the lack of such products could have an adverse effect on the Company until secondary suppliers could be located.

         Patents and Trademarks

The Company and a Core Sheth Families affiliate own or have applied for, substantially all of the product name trademarks for the fragrance products sold by the Company. The Company is dependent on the continued use of these trademarks; however, the cessation of the Company's right to use such trademarks of the Core Sheth Families affiliate would only have a minor effect on the Company.

         Backlog of Orders

The Company had no substantial backlog of orders at the end of fiscal years 1995, 1994 and 1993.

         Raw Materials

The Company's raw material inventories support the fragrance and cosmetic pencil manufacturing operations. The principal components of that inventory are currently purchased from limited or single sources of supply. Management believes the cessation of supply for the fragrance components from any of the primary suppliers could be replaced by a Core Sheth Families affiliate or a secondary source.

         Environmental Laws

In the opinion of management, compliance by the Company with federal, state and local laws relating to the protection of the environment has had no material effect upon the Company's capital expenditures, earnings or competitive condition. The Company is currently reformulating certain of its products to meet the requirements of the California Air Resources Board, See "Legal Proceedings (Other)".

         Competition in the Fragrance and Cosmetics Industry

The fragrance and cosmetics industry is characterized by intense competition. While pricing and terms are the principal methods of competition, product quality and customer service (incorporating prompt delivery through the maintenance of sufficient inventory) are ancillary competitive considerations in the overall cosmetics industry.

Principal competitors in designer alternative fragrances include Jean Philippe Fragrances, Inc., Paris Designs, Inc., and Parfums de Coeur, and in budget cosmetics, Artmatic USA Cosmetics, Wet-N-Wild, and Jordana Cosmetics Corporation.

When viewing the fragrance and cosmetics industry as a whole, the Company is relatively small and, consequently, is not a significant factor in the industry. Many of the other companies in the industry, including virtually all large product manufacturers such as Revlon and Proctor and Gamble are well established and have been in existence for a significantly longer period of time than the Company. Each of such companies has product inventory, financial, marketing, research, and personnel, as well as other resources, substantially greater than the Company, and has more extensive facilities than those which in the foreseeable future will become available to the Company. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

         Inventory

The Company maintains finished goods inventory at its Texas, Mexico and Brazil warehouse facilities. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

         Seasonality

The Company's business has historically been subject to seasonal factors relating to calendar year-end holidays, which has resulted in increased net sales in the first and fourth quarters of the Company's fiscal year. Management expects this trend to continue.

         Employees

The Company employs approximately 300 people as regular employees. Additionally, during peak production periods the Company utilizes temporary or seasonal employees to augment its workforce. During the past two fiscal peak production periods the Company has utilized up to 220 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is satisfactory.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Other than sales offices and distribution facilities in Mexico and Brazil, the Company has no significant operations outside the continental United States.

The Company exports a significant portion of its sales directly to foreign customers. For the years ended August 31, 1995, 1994, and 1993, $17,165,000 (38% of net sales), $13,057,000 (25% of net sales), and $11,361,000 (22% of net sales), respectively, were exported directly to foreign customers or sold through the Company's Mexico subsidiary. While management believes that some products are sold to United States customers for ultimate resale outside the United States, the amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. See "Narrative Description of Business (Customers)". A significant portion of the Company's products are sold directly or indirectly into the Latin American market. There are certain factors which could have an adverse effect on these sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations (Mexican Market)" for a specific discussion of the risks in Mexico.

ITEM 2.  PROPERTIES

The Company owns a manufacturing plant which consists of a 132,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

The Company is currently leasing approximately 72,000 square feet of storage, shipping, and office space for its San Antonio warehouse facility. The lease has an annual rate of $207,000, subject to adjustments, and expires in February 1998.

The San Antonio offices occupy approximately 22,000 square feet of office space. The leases have a current annual rate of $208,000, subject to adjustments, and expires in January 1998.

In May 1990, the Company completed construction of a 21,000 square foot manufacturing plant in Duncan, South Carolina, which prior to the relocation of the cosmetic pencil manufacturing operations, was devoted exclusively to the manufacture of cosmetic pencils. This facility, currently unoccupied, is located on 16 acres of land. The Company is currently attempting to sell this facility and land.

The Company leases approximately 7,000 square feet of office and distribution space in Latin America.

The Company currently has under lease approximately 18,000 square feet of facilities which it is subletting.


ITEM 3.  LEGAL PROCEEDINGS

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, as well as two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleges causes of action by two plaintiffs for libel and seeks indemnification in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, a prior failure to disclose the Core Sheth Families' holdings of Company stock. The complaint also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its financial condition.

         SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

In June 1992, the Company was advised that it was the subject of an investigation by the staff of the United States Securities and Exchange Commission regarding the non-disclosure of the shareholdings of the Core Sheth Families, as well as potential accounting irregularities and other matters. In September 1995, the Company, without admitting or denying the allegations of the Securities and Exchange Commission, consented to the entry of an administrative cease and desist order relating to future violations of the federal securities laws.

         INSURANCE POLICY REIMBURSEMENT

During 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. The distribution of $750,000 of the total, plus interest of approximately $65,000, has been contested by other claimants under the policy. The Company believes that the ultimate disposition of the matter will not have a material adverse effect on its financial condition.

         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's"). The Company has reformulated a number of its products and is in the process of reformulating its primary fragrance lines to achieve compliance with the VOC regulations.
The Company has filed with the CARB required registrations of its products and an application for a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. Based on preliminary discussions with representatives of the CARB, the Company anticipates that it will be allowed to continue to sell its products in California during consideration of its variance application and that its variance will be granted. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.

         EMPLOYMENT CLAIMS

In May 1995, a suit was filed in Texas state court against the Company by John Genung, formerly in-house counsel for Eurostar, who was terminated approximately 45 days after his employment commenced and within the probationary period of his employment arrangement. Plaintiff has filed suit against the Company, making certain allegations, including breach of contract, violations of various state and federal laws, retaliatory termination and misrepresentations. The Company has filed counterclaims for actions that the plaintiff took during the course of his limited employment with the Company. It is expected that the ultimate disposition of this action will not have a material adverse effect on the Company's financial condition.

         OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition. The Company anticipates that it may incur litigation expenses related to ongoing litigation involving the non-settling defendants from previously settled stockholder class action litigation against the Company and a lawsuit against the Company's auditors prior to fiscal year-end 1993 related to such litigation. Any expenses incurred are not expected to be material to the Company's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A special meeting of the Stockholders was held on August 30, 1995 at the Company's corporate offices in San Antonio Texas.

         (b) The following two matters, as described in the Company's Proxy Statement dated August 4, 1995, were submitted to the stockholders, voted upon and approved:

                 (1) A proposal to approve and adopt an Agreement and Plan of Merger dated as of July 1, 1995 among the Company, Eurostar, and Transvit, pursuant to which (i) Eurostar would be merged into Tristar, following which Tristar would be the surviving corporation, and (ii) all the issued and outstanding shares of Eurostar Common Stock would be converted into the right to receive an aggregate of 9,977,810 shares of the Company's Common Stock. Of the 5,064,944 shares represented at the meeting, this matter was approved with 4,878,217 of the votes received voting for the proposal, 143,770 against, 4,625 abstentions and 38,332 broker-non votes.

                 (2) In connection with the merger, a proposal to amend Tristar's Certificate of Incorporation to increase the number of shares of Tristar Common Stock from 10,000,000 to 30,000,000. Of the 5,064,944 shares represented at the meeting, this matter was approved with 4,863,342 of the votes received voting for the proposal, 182,294 against, 19,308 abstentions and 0 broker-non votes.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)     MARKET INFORMATION

The Company has a single class of equity securities outstanding, its Common Stock, $.01 par value ("Common Stock"). The Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market under the symbol "TSAR". The following table presents for the periods indicated the quarterly high and low bid quotations in the over-the-counter market, as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


===========================================================================
                               FISCAL 1995              FISCAL 1994
                        ---------------------------------------------------
                           HIGH          LOW          HIGH         LOW
---------------------------------------------------------------------------
FIRST QUARTER             $5 7/8        $3 7/8       $7 7/8      $4 1/8
---------------------------------------------------------------------------
SECOND QUARTER            $5 5/8        $5 1/8       $7 7/8      $5 3/8
---------------------------------------------------------------------------
THIRD QUARTER               $6            $5         $6 1/4      $3 7/8
---------------------------------------------------------------------------
FOURTH QUARTER            $5 1/2          $5         $4 1/8      $3 7/8
===========================================================================

On November 10, 1995, the closing bid price for the Company's Common Stock, as reported by NASDAQ, was $6 5/8.

         (B)     HOLDERS

As of November 10, 1995, the approximate number of holders of record of the Company's Common Stock, as reported by the Company's transfer agent, was 212.

         (C)     DIVIDENDS

The Company has paid no cash dividends on the Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

In addition, the Company's ability to pay cash dividends is subject to restrictions imposed by the Company's principal lender. See Note 5 of the Notes to Consolidated Financial Statements. The Company has no plans to pay any cash dividends on the Common Stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:


================================================================================================================
                                                              YEARS ENDED AUGUST 31,
                                  ------------------------------------------------------------------------------
                                     1995           1994             1993            1992              1991
----------------------------------------------------------------------------------------------------------------
 REVENUES                         $44,728,000     $51,244,000     $51,690,000     $47,735,000       $30,865,000
----------------------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME                 $(932,000)      $1,390,000     $(4,724,000)     $2,788,000        $1,977,000
----------------------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME PER COMMON
 SHARE:
          PRIMARY                   $(.06)          $.08            $(.28)           $.22              $.30
          FULLY DILUTED             $(.06)          $.08            $(.28)           $.22              $.28
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
          PRIMARY                  16,625,341      16,851,644      16,601,048      12,893,233         6,664,530
          FULLY DILUTED            16,625,341      16,851,644      16,601,048      12,893,233         6,954,144
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                     $36,828,000     $40,902,000     $39,116,000     $27,771,000       $13,745,000
----------------------------------------------------------------------------------------------------------------
 SHORT TERM BORROWINGS             $5,383,000      $4,511,000      $2,505,000      $3,630,000        $1,706,000
----------------------------------------------------------------------------------------------------------------
 LONG TERM DEBT                    $3,719,000      $4,861,000      $8,168,000      $5,801,000        $1,282,000
----------------------------------------------------------------------------------------------------------------
 SUBORDINATED LONG TERM DEBT      $12,666,000     $11,216,000     $10,469,000      $1,409,000           $-0-
----------------------------------------------------------------------------------------------------------------
 CASH DIVIDENDS DECLARED PER
 COMMON SHARE                        $ -0-           $ -0-           $ -0-             $-0-             $ -0-
================================================================================================================

The Company has significant related party transactions. See Note 7 of the Notes to Consolidated Financial Statements.

In fiscal 1993, the Company recorded a $9.5 million (pretax) charge in connection with settlement of the class action litigation.

The Company has recorded legal and professional expenses of $269,000, $208,000 and $2,758,000 in fiscal 1995, 1994 and 1993, respectively, associated with the stockholder litigation and other events that were the subject of an internal investigation by the Special Committee of the Board. See Note 14 of the Notes to the Consolidated Financial Statements.

The Company recorded other income of $2,065,000 in connection with receipt of insurance proceeds in fiscal 1995. See Note 17 of the Notes to the Consolidated Financial Statements.

The Company recorded expense of $986,000 and $367,000 in fiscal 1995 and 1994, respectively, associated with the value assigned to the granting of new common stock purchase warrants related to the settlement of the prior stockholder class action litigation and to the extension of the exercise date on existing warrants.

The Company recorded merger related expenses of $686,000 in fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included in this section reflects the financial results of the combined entities of Tristar and Eurostar, which were merged on August 31, 1995. See Note 2 of the Notes to Consolidated Financial Statements. The combination was treated in a manner similar to a pooling of interests. Accordingly, the results include both the activities of Tristar as a distributor in the NAFTA countries as well as all of the sales activities of Eurostar in Central and South America and Eurostar's development and manufacturing activities.

RESULTS OF OPERATIONS -- FISCAL 1995 COMPARED TO FISCAL 1994

Net sales for the fiscal year ended August 31, 1995 were $44,728,000, a decrease of 12.7%, compared to net sales of $51,244,000 in the fiscal year ended August 31, 1994. This decrease is primarily attributable to the impact of economic and political conditions on customers in Mexico.

Tristar markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America. The Company experienced a loss of sales in fiscal 1995 in the wholesale channel, primarily because of the decrease in sales in Mexico, and, to a much lesser extent, from a general decrease in the market demand in that channel as it matures. The other channels grew in fiscal 1995 compared to fiscal 1994 primarily in Latin America (excluding Mexico) as the Company appointed additional distributors and in the U.S. as the Company continued to expand its marketing efforts in the chain store and mass merchandising channels. The independent retail channel continues to remain a small part of the Company's sales.

Overall the Company's direct exports increased to $17,165,000 (38%) of net sales in fiscal 1995 compared to $13,057,000 (25%) of net sales in fiscal 1994. The increase in direct exports is largely due to the increase in activity in Latin America as the Company continues to expand in those markets. In fiscal 1995, the market for the Company's products in Mexico decreased substantially as a result of economic and political conditions. Those conditions, which included the devaluation of the Nuevo Peso in December 1994, severely affected the purchasing power of the Mexican population. Direct exports to Mexico in fiscal 1995 decreased from fiscal 1994, $1,492,000 compared to $6,639,000. The economic and political conditions are believed to have caused indirect sales into Mexico (product distributed into Mexico by U. S. based customers) to also decline in fiscal 1995 as compared to fiscal 1994, although the precise volume of indirect sales cannot be determined as customers do not provide such information to the Company.

Export sales of cosmetic pencils to a Core Sheth Families affiliate increased in fiscal 1995 to $514,000 from $374,000 in fiscal 1994. See "Narrative Description of Business (Suppliers)" and Note 7 of the Notes to Consolidated Financial Statements.

Distribution in the U. S. markets is believed to have remained relatively constant between fiscal 1995 and fiscal 1994. As sales to U. S. customers include product that is ultimately destined for countries outside of the U. S., as noted above, it is not possible to determine precisely the amount of sales that ultimately remain in the U. S. marketplace. However, it is believed that while there has been a decline in the wholesale market in the U.S., the growth in the chain store and mass merchandising channels has compensated for such decreases.

In fiscal 1995, the Euro Collections Fragrance line, the Company's largest revenue producer, was adversely affected (1) by the decline of direct sales into Mexico, as this was the primary product line purchased by Mexican customers, (2) by the general decline in the wholesale channel, and (3) by the maturation of this product line. Offsetting a significant portion of the decline was a growth in the sales of this product line into the balance of Latin America. In addition, in fiscal 1995, lower sales were realized in the
(1) cosmetics lines, (2) cosmetic pencil line, and (3) Premiere Fragrance line. Partially offsetting these decreases was a growth in recently introduced selected toiletry products.

Of the net sales in fiscal 1995, approximately 15%, or $6,808,000, resulted from the sale of products purchased from related parties as finished goods.
For fiscal 1994, comparable numbers were 12%, or $6,236,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 8% of cost of sales in fiscal 1995 and 4% in fiscal 1994. See Note 7 of the Notes to the Consolidated Financial Statements for additional information and "Narrative Description of Business (Suppliers)".

For additional information on products, channels of distribution, customers, and suppliers, see Narrative Description of Business under Item 1.

Tristar's gross profit both in dollar terms and as a percentage of sales declined in fiscal 1995 as compared to fiscal 1994. Comparable numbers were $13,001,000, or 29.1%, in fiscal 1995 and $18,042,000, or 35.2%, in fiscal
1994. Gross profit in dollar terms decreased as a result of lower sales in fiscal 1995 and of increased cost of product. The major cause of this decrease in gross profit as a percentage of sales can be attributed to the decreased purchasing power of the U.S. dollar in certain foreign markets where components are purchased and to increased packaging costs. In addition, the margin percentages were affected by the mix of product manufactured and sold in fiscal 1995 compared to fiscal 1994.

Selling, general and administrative expenses ("SG&A") decreased in fiscal 1995 to $11,654,000 from the fiscal 1994 level of $12,906,000. The decrease can be attributed to restructuring and reduced marketing promotions and advertising production costs in fiscal 1995. In fiscal 1994, the expenses involved in closing the South Carolina distribution center and the costs of selective headcount reductions increased fiscal 1994 expenses. Offsetting the decreases in fiscal 1995 were continued expansion of marketing activities and selective hiring of new personnel, especially in support of the expansion of Latin America markets. As a percentage of sales, SG&A was 26.1% on a lower sales amount in fiscal 1995 compared to 25.2% in fiscal 1994. Fiscal 1995 SG&A included expenses incurred in the relocation of the pencil manufacturing operations from South Carolina to Texas and an expense of $187,000 to reduce the book value of the plant and surrounding land to their estimated net realizable value.

Management expects that SG&A will increase in dollar terms in fiscal 1996 as the Company continues to expand its marketing efforts in the U.S. and Latin America, while as a percentage of sales, SG&A is expected to decrease.

Interest expense increased $108,000 in fiscal 1995 from the 1994 level of $1,533,000. This increase is attributable to several factors including an increased prime rate in fiscal 1995, increased average short term borrowings, and a change in the mix of long term debt such that interest rates increased. The Company anticipates that interest expense will be higher in fiscal 1996 due to expected increased borrowing levels under the revolving credit lines as the Company attempts to expand its market position in the United States and Latin America.

Fiscal 1995 expenses included merger related expenses of $686,000, litigation expenses arising from events related to the shareholder litigation of $269,000, and $986,000 of expenses related to the amortization of the warrant valuation asset. These expenses in fiscal 1994 were $0, $208,000, and $367,000, respectively.

In fiscal 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. In addition, a distribution of $65,000 of interest earned was received. The distribution of $750,000 of the total has been contested by other claimants under the policy. See "Legal Proceedings (Insurance Policy Reimbursement)" at page 7.

The Company recorded income tax expense, net of benefits, of $661,000 in fiscal 1995 and $1,694,000 in fiscal 1994.

The Company recorded a net loss of $932,000 or $0.06 per share for fiscal 1995. In fiscal 1994, the Company recorded net income of $1,390,000 or $0.08 per share.


Potential Adverse Effects on Results of Operations for Future Periods

The results for fiscal 1996 could be adversely affected by each or all of the following factors:

1. Mexican Market. In December 1994, the Mexican government devalued the Mexican Nuevo Peso by allowing the Peso to float freely against the U.S. dollar. This devaluation has resulted in a general increase of 100% or more in the cost of imported products to the Mexican consumer. The increase and the resultant instability, including significant business failures, higher interest rates, and high unemployment, has caused a sharp decline in purchases of the Company's products by the Mexican consumer. It is not known if and when the Peso will stabilize at a level where somewhat normal purchasing will resume. Prior to the above mentioned economic and political instability, sales directly and indirectly into Mexico accounted for a significant portion of Tristar's total sales.

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

         The Company has been unable to determine the effect, if any, that the implementation of the North American Free Trade Agreement ("NAFTA") has had or subsequently will have on the Company's business.

2. Economy. Weak economic conditions in Mexico combined with the devaluation of the Mexican currency, noted above, are expected to continue to restrict the growth of sales in Mexico.

3. Distribution Channels. Although the Company is making extensive efforts to market products into Latin America and the chain and mass merchandising channels, the Company remains heavily dependent on its original market, the wholesale channel. The maturation of this market combined with competitive pressures have resulted in a slowing of the general growth of the market. These factors are expected by management to negatively affect fiscal 1996 results.

4. Supply of Products. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed.

         In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from a Core Sheth Families affiliate. See "Narrative Description of Business (Suppliers)". If such affiliate were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.

5. New Markets. The Company continues to develop and expand sales and marketing operations in Latin America. In the process the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses and start up costs. In addition, certain countries impose strict import restrictions and high levels of taxes on imports which could affect the success of sales and marketing activities and also affect the profitability of such activities.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on fiscal 1996 results.


RESULTS OF OPERATIONS -- FISCAL 1994 COMPARED TO FISCAL 1993

Net sales for fiscal 1994 were $51,244,000, relatively flat compared to net sales of $51,690,000 for fiscal 1993.

Sales declines were incurred in the wholesale channel primarily as a result of lower cosmetic pencil sales and lower sales into Canada in fiscal 1994 as compared to fiscal 1993. The wholesale channel is also the most mature channel of distribution for the type of products sold by the Company and, therefore, has the most competitive pressures. Steady growth in sales in fiscal 1994 in Latin America and in the chain and mass merchandising channel, including specialty chains, were the primary factors which offset the sales declines in the wholesale channel.

Direct sales to foreign customers of $13,057,000 (25% of net sales) reflected an increase in fiscal 1994 when compared to such sales of $11,361,000 (22% of net sales) in fiscal 1993. The growth experienced was in the Latin American markets including Mexico. The growth was partially offset by lower sales to countries outside North and South America.

Certain of the Company's U.S. based customers sold the Company's products into foreign countries ("indirect foreign sales") both in North and South America as well as into other parts of the world. While the Company does not have access to its customers records, these indirect foreign sales existed both in fiscal 1993 and fiscal 1994, but by the end of fiscal 1994 there were indications that such sales were declining. The amount of any sales lost due to the cessation of indirect shipments cannot be determined as the Company does not have access to such customer information.

In fiscal 1994, the Mexico market continued to be a key market for the Company in spite of the economic and political conditions that affected the purchasing power of the Mexican population, and disruptions in the passage of products through the United States-Mexico border. Direct exports to Mexico in fiscal 1994 increased over fiscal 1993, $6,639,000 compared to $4,269,000. Management believes that indirect sales (product distributed into Mexico by U.S. based customers) decreased in fiscal 1994 when compared to fiscal 1993 as a result of the factors noted above. Although the precise volume of such a decrease in indirect sales cannot be determined because customers do not provide such information to the Company, management believes that any decrease in indirect sales could possibly have offset any increase in direct sales in Mexico.

Export sales of cosmetic pencils to a Core Sheth Families affiliate decreased from $1,359,000 in fiscal 1993 to $374,000 in fiscal 1994, contributing to the decrease in foreign sales outside of North and South America noted above. See "Narrative Description of Business (Suppliers)" and Note 7 of the Notes to Consolidated Financial Statements. Of the total sales of cosmetic pencils for fiscal years 1994 and 1993, approximately 8% and 25%, respectively, were sold to the Core Sheth Families affiliate. This sharp decline in pencil sales can be attributed to increased competitive activity in the affiliate's markets.

Distribution in the U. S. markets is believed to have remained relatively constant between fiscal 1994 and fiscal 1993. As sales to U. S. customers include product that is ultimately destined for countries outside of the U. S. (indirect foreign sales), as noted above, it is not possible to determine precisely the amount of sales that ultimately remain in the U. S. marketplace.

On a product line basis, in fiscal 1994 sales of the Euro Collections
Fragrances were adversely affected by the economy and by competition.
Partially offsetting these adverse effects was an increase in foreign sales. In addition, in fiscal 1994, lower sales were realized in the (1) cosmetic pencil line primarily due to a decrease in sales to a related party (see discussion above), (2) Premiere Fragrance line and (3) Euro Luxury Fragrance line which was discontinued in fiscal 1993. Partially offsetting these decreases was growth in the Club Exclusif Fragrances, Gina Cosmetics, dusting powders, and in the bath and body products introduced in fiscal 1994 .

Of the net sales in fiscal 1994, approximately 12%, or $6,236,000, resulted from the sale of products purchased from related parties as finished goods.
For fiscal 1993, comparable numbers were 8%, or $3,921,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 4% of cost of sales in fiscal 1994 and 1% in fiscal 1993. See Note 7 to the Consolidated Financial Statements for additional information and "Narrative Description of Business (Suppliers)".

For additional information on products, channels of distribution, customers, and suppliers, see Narrative Description of Business under Item 1.

The Company's gross profit for fiscal 1994 was $18,042,000, or 35.2% of net sales, compared to $17,153,000, or 33.2% of net sales, in fiscal 1993. The improvement in the gross profit percentage is related to the mix of product manufactured by the Company (a higher gross margin) and product purchased from an outside party. In fiscal

1994, all of the fragrance products were manufactured by the Company, whereas in early fiscal 1993, approximately $6,631,000 was purchased from a Core Sheth Families affiliate. Partially offsetting the benefit of in-house manufacturing in fiscal 1994 was a higher level of sales promotions than in fiscal 1993, dependence on sales in the competitive lower margin wholesale channel, and the sale of discontinued or slow moving products at minimal gross profit or at a loss.

The Company's selling, general, and administrative ("SG&A") expenses increased 10.4% to $12,906,000 for fiscal year 1994 from $11,691,000 in the prior fiscal year. As a percentage of net sales, the Company's SG&A increased to 25.2% in fiscal year 1994 from 22.6% in fiscal year 1993. The additional expenses were primarily the result of advertising, new marketing promotions, costs associated with closure of the South Carolina Distribution Center, and increased business taxes and insurance expense.

Interest expense increased in fiscal year 1994 to $1,533,000, compared to $590,000 in fiscal year 1993 as a result of (1) interest expense associated with the stockholder litigation settlement, (2) higher average borrowings under the revolving line of credit, and (3) a higher rate of interest (prime plus five percentage points per annum, with additional fees approximating a percentage point per annum) under the $10,000,000 revolving credit facility established in fiscal 1994.

Fiscal year 1994 "Other income (expense)" includes $367,000 of amortization of the $2,089,000 value assigned to the extension of the expiration date of existing warrants to purchase 400,000 shares of the Company's common stock and the granting of new warrants to purchase 2,000,000 shares of the Company's common stock in connection with the stockholder litigation settlement. In addition, the Company recorded litigation expenses of $208,000 in fiscal 1994 and $2,758,000 in fiscal 1993 consisting of legal and professional expenses related to the stockholder litigation settlement and to other events that were the subject of the internal investigation by a Special Committee of the Company's Board of Directors. In fiscal 1993, the Company also recorded a $9,500,000 charge related to the settlement of stockholder litigation.

The Company recorded an income tax expense of $1,694,000 in fiscal 1994 and an income tax benefit of $2,629,000 in fiscal 1993. The income tax benefit in fiscal 1993 was based on anticipated current and deferred benefits to be received from the recording of the stockholder litigation settlement, litigation expenses, and the net loss incurred.

The Company recorded a net income of $1,390,000, or $0.08 per share, in fiscal 1994, as compared to a net loss of $4,724,000, or $0.28 per share, in fiscal 1993.

OTHER MATTERS

Realization of the net deferred tax assets that are recorded is dependent upon the Company earning approximately $11.4 million of taxable income in future years. Management believes that future levels of pretax earnings will be sufficient to generate this level of income.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for long-lived Assets to be Disposed of." The Company is required to adopt Statement 121 in fiscal year 1997. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement; however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.


LIQUIDITY AND CAPITAL RESOURCES

The Company obtains working capital from two primary sources: revolving lines of credit and cash generated by operations.

OPERATING ACTIVITIES

Operating activities in fiscal 1995 utilized $5,255,000 in cash. The cash utilized was primarily the result of the final payment under the stockholder litigation settlement ($4,500,000), an increase in inventories ($3,111,000),a decrease in income taxes payable ($1,787,000), an increase in accounts receivable ($522,000), a decrease in accounts payable ($337,000), and a decrease in accrued expenses ($163,000). Offsetting the uses of cash were net income of $3,230,000 adjusted for non-cash items, and decreases in refundable income taxes ($1,774,000) and in prepaid expenses ($169,000).

The final payment under the stockholder litigation settlement agreement of $4,500,000 was made in December 1994. This payment was financed by the incurrence of long-term subordinated debt ($4,000,000) with a related party as further discussed below and from the proceeds of the sale of warrants ($500,000) to a related party.

The major component of the usage of cash for inventories ($3.1 million) in fiscal 1995 was in raw materials inventory ($2.4 million) with the balance being in finished goods. Tax payments net of refunds were $672,000. It is anticipated that federal tax payments in fiscal 1996 will be minimal as a material portion of taxable profits, if any, generated in fiscal 1996 will be offset by net operating loss carryforwards available from prior years.
Accounts receivable increased by $522,000, primarily as a result of competitive pressures and to meet customer requirements. A decrease of $337,000 in accounts payable was attributable to increased borrowings under the revolving line of credit and the term loan described below. Generally, vendor accounts are being kept within customary terms with some variations due to seasonal requirements.

INVESTING ACTIVITIES

Capital expenditures during fiscal 1995 totaled $787,000, primarily for manufacturing equipment, distribution equipment, computer equipment and software, and furniture and office equipment. Capital expenditures in fiscal 1994 and 1993 were $1,896,000 and $3,816,000, respectively. Offsetting the fiscal 1995 capital expenditures were the proceeds of $64,000 from the sale of capital assets. Capital expenditures in fiscal 1996 are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities. Capital expenditures are expected to increase in fiscal 1996 from the fiscal 1995 level.

FINANCING ACTIVITIES

The Company currently has two revolving credit agreements, one to finance domestic accounts receivables and finished goods inventories ("distribution related") and a second to finance raw materials inventories ("manufacturing related"). The distribution related revolving credit agreement, amended as of July 7, 1995, provides for maximum borrowings of $10,000,000 at the prime rate (8.75% at August 31, 1995) plus three percentage points per annum, with additional fees approximating a percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable and 50% of eligible finished goods inventories. The manufacturing related revolving credit agreement provides for $1,500,000 of maximum borrowings bearing interest at the prime rate plus 1.75% per annum plus additional fees. Borrowings are limited to 40% of eligible manufacturing inventories. Both revolving lines of credit expire in July 1997.

These credit facilities, both with the same commercial lender, are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party. During fiscal 1995, net short-term borrowings increased by $872,000 to $5,383,000 at August 31, 1995 under the two revolving lines of credit. Additional borrowings of $2,440,000 were available as of August 31, 1995 based on the formulas used to determine availability. See Note 5 of the Notes to Consolidated Financial Statements for additional information on the current lines of credit.

In June 1995, the Company also entered into a term loan agreement for $3.7 million with the same commercial lender. The Company has borrowed $3.5 million with the remainder expected to be utilized in the second quarter of fiscal 1996 for the purchase of manufacturing equipment. Borrowings under this loan were utilized to repay existing accounts payable of $1.7 million and to repay $1.8 million of the note payable to a Core Sheth Families affiliate as described in the following paragraph. Payments under the term loan are monthly over a seven year period with an acceleration clause in the event the loan agreement is not renewed after the initial term of two years. The loan bears interest at the prime rate plus 1.75% per annum plus additional fees and is subject to similar conditions as described above under the revolving lines of credit.

As of August 31, 1995, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. Under this loan agreement, in fiscal 1995 the Company borrowed $2.5 million and repaid $4.1 million. The note, which is subordinated to the commercial lender, bears interest at the rate of 4.5% per annum with repayment governed by the terms and conditions of the revolving lines of credit. Based on those terms and conditions and the anticipated cash flow of the Company during fiscal 1996, $1.5 million has been classified as current and is expected to be repaid in fiscal 1996. As prescribed by the terms and conditions, repayment amounts could exceed or be less than the $1.5 million depending on the Company's actual cash flows.

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1995 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8 million related to that settlement. Four million dollars of the balance was incurred in December 1994 to meet the final payment of that settlement. These borrowings bear interest at rates of 6.36% to 8.23% per annum. The $8 million is net of a repayment of $1 million made in December 1994 from the proceeds of an executive liability and indemnification policy owned by the Company (See "Legal Proceedings (Insurance Policy Reimbursement)"). Repayments of the remaining debt will begin in the year 2001. Due to the subordination of the debt to senior lenders and the long-term nature of the debt, the Company does not believe that the increase in the ratio of long-term debt to equity has an adverse effect on the Company.

The Company also purchases certain equipment, primarily computer equipment and software, under long-term purchase agreements. These are not material to the Company's cash flow.

Management believes that the Company's revolving lines of credit, together with cash generated by operations should be sufficient to meet the cash requirements of the Company for fiscal 1996.

The Company does not have any plans to pay any cash dividends on the Common Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.


INFLATION

During fiscal year ended 1995, and consistent with the Company's 1994 and 1993 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. However, the devaluation of the Mexican Nuevo Peso in December 1994 had an impact on the Company's sales with lower direct exports into Mexico. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF INDEPENDENT ACCOUNTANT

On September 5, 1995, the Company advised Coopers & Lybrand, L.L.P. ("Coopers") that the Company intended to retain a different independent accounting firm for the audit of its financial statements for the year ending August 31, 1995. Coopers had been engaged as the principal accountant to audit the Company's consolidated financial statements.

Coopers' reports on the Company's consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that a report filed in connection with the Company's consolidated financial statements for the year ended August 31, 1993, contained an explanatory paragraph relating to a federal grand jury investigation being conducted on the Company. The explanatory paragraph indicated that because the ultimate outcome of the investigation could not be determined, no provision for any liability that may result from the investigation had been made by the Company in the financial statements.

The Audit Committee of the Company's Board of Directors recommended the action taken with respect to Coopers.

There have been no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's two most recent fiscal years or in the period since the end of the most recent fiscal year which disagreements, if not resolved to Coopers' satisfaction, would have caused Coopers to make reference to the subject matter of the disagreement(s) in connection with its report.

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANT

KPMG Peat Marwick LLP ("Peat Marwick") has been engaged by the Company as its new independent principal accountant to audit the Company's consolidated financial statements. This engagement was effective as of September 5, 1995. Peat Marwick was the principal accountant for Eurostar Perfumes, Inc. ("Eurostar") prior to the merger of Eurostar with and into Tristar on August 31, 1995.

Prior to engaging Peat Marwick, Tristar had not consulted with Peat Marwick during the Company's two most recent fiscal years or in the period since the end of the most recent fiscal year.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item will be contained in the Company's Proxy Statement for its 1996 Annual Meeting, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company's Proxy Statement for its 1996 Annual Meeting, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in the Company's Proxy Statement for its 1996 Annual Meeting, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in the Company's Proxy Statement for its 1996 Annual Meeting, which is incorporated herein by reference.

PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (A)     The following documents are filed as part of this report:

         1. FINANCIAL STATEMENTS: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 31, 1995, 1994 and 1993, required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

         2. FINANCIAL STATEMENT SCHEDULES: Any financial statement schedules for the years ended August 31, 1995, 1994 and 1993, required in Item 8 of Part II of this report are annexed to this report as a separate section.

         (B)     REPORTS ON FORM 8-K:

                 1. The Company filed a report on Form 8-K dated August 31, 1995 reporting the merger of Eurostar into the Company. Such report included the financial statements of Eurostar and certain pro forma financial information.

                 2. The Company filed a report on Form 8-K dated September 5, 1995 reporting the change of the Company's accountants for fiscal 1995 to KPMG Peat Marwick LLP, who had been the auditors of Eurostar prior to the Merger.

         (C)     EXHIBITS

EXHIBIT INDEX
         3.1     Certificate of Incorporation of the Registrant, as amended.
                 Incorporated by reference to Exhibit 3.1 of the Report on Form
                 8-K dated August 31, 1995.

         3.2     By-Laws of the Registrant (Amended as of August 14, 1992).
                 Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         4 Form of Registrant Common Stock certificate. Incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993.

         10.1    1991 Amended and Restated Stock Option Plan of the Registrant.
                 Incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.2    Loan and Security Agreement dated October 8, 1993 between
                 Registrant and Fremont Financial Corporation with Special
                 Provisions Rider. Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended August
                 31, 1993.

         10.3    First Amendment to Loan and Security Agreement dated July 7,
                 1995 between the Company and Fremont Financial Corporation, amending Loan and Security agreement dated October 8, 1993.
                 Incorporated by reference to Exhibit 10 to the Quarterly
                 Report on Form 10-Q for the quarterly period ended May 31, 1995.

         10.4 Lease Agreement Re: South Carolina Facility. Incorporated by reference to Exhibit 10(q) of the Annual Report on Form 10-K for the year ended August 31, 1988.

         10.5 Lease Agreement Re: San Antonio Facility. Incorporated by reference to Exhibit 10(r) of the Annual Report on Form 10-K for the year ended August 31, 1988.

         10.6    Lease Agreement Re: San Antonio Facility Extension.
                 Incorporated by reference to Exhibit 10.4.2 of the Annual
                 Report on Form 10-K for the year ended August 31, 1991.

         10.7    Lease Agreement Re: San Antonio Facility Extension dated July
                 7, 1992. Incorporated by reference to Exhibit 10.3.4 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.8    Lease Agreement Re: San Antonio Facility Extension dated July
                 31, 1992. Incorporated by reference to Exhibit 10.3.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.9 Lease Agreement Re: Corporate Headquarters in San Antonio dated January 13, 1993, between Northwestern Mutual Life
                 Insurance Co. and Registrant.  Incorporated by reference to
                 Exhibit 10.17 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.10   1990 Employment Agreement with Eugene H. Karam (unsigned).
                 Incorporated by reference to Exhibit 10.4.2 of the Annual
                 Report on Form 10-K for the year ended August 31, 1992.

         10.11   Employment Agreement with Loren M. Eltiste dated October 6,
                 1992. Incorporated by reference to Exhibit 10.4.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.12   Non-Qualified Stock Option Grant to Loren M. Eltiste dated
                 October 20,1992. Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August
                 31, 1993.

         10.13   Distribution Agreement (the "Distribution Agreement") with
                 Eurostar Perfumes, Inc. and S&J Perfume, Ltd. Dated October
                 28, 1992. Incorporated by reference to Exhibit 10.5 of the annual Report on Form 10-K for the year ended August 31, 1992.

         10.14   Letter Agreement Amendment dated August 30, 1993 to the
                 Distribution Agreement.  Incorporated by reference to Exhibit
                 10.28 of the Annual Report on Form 10-K for the year ended
                 August 31, 1993.

         10.15   Agreement and First Amendment to Distribution Agreement dated
                 October 8, 1993 with Eurostar Perfumes, Inc. and S&J Perfume,
                 Ltd.  Incorporated by reference to Exhibit 10.29 of the Annual
                 Report on Form 10-K for the year ended August 31, 1993.

         10.16   Agreement dated August 31, 1995, among the Company, Eurostar
                 Perfumes, Inc. and Starion International, Ltd., terminating the Distribution Agreement. Incorporated by reference to
                 Exhibit 10.3 of the Report on Form 8-K dated August 31, 1995.


         10.17   Agreement dated August 31, 1993 between the Core Sheth
                 Families, Viren Sheth, Starion International, Ltd. and the
                 Registrant. Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.18   Financing Agreement dated August 31, 1993 between the Core
                 Sheth Families and the Registrant. Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.19   Design Agreement dated October 28, 1993 between Eurostar
                 Perfumes Inc. and the Registrant. Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.20 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life
                 Insurance Co. and Registrant.  Incorporated by reference to
                 Exhibit 10.1 of Quarterly Report on Form 10-Q for period ended
                 November 30, 1993.

         10.21 Employment Agreement between the Company and Eugene H. Karam dated January 14, 1994. Incorporated by reference to Exhibit
                 10.1 of Quarterly Report on Form 10-Q for period ended
                 February 28, 1994.

         10.22 Incentive Stock Option between the Company and Eugene H. Karam dated February 14, 1994. Incorporated by reference to Exhibit
                 10.2 of Quarterly Report on Form 10-Q for period ended
                 February 28, 1994.

         10.23   Sub-Lease Agreement Re:  former San Antonio Distribution
                 Facility, dated August 31, 1994, between DHI Enterprises, Inc.
                 d/b/a Service Tech. Supply and Registrant. Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended August 31, 1994.

         10.24 Agreement and Plan of Merger dated as of July 1, 1995, among the Company, Eurostar Perfumes, Inc. and Transvit
                 Manufacturing Corporation.  Incorporated by reference to
                 Exhibit 10.1 of the report on Form 8-K dated August 31, 1995.

         10.25   Amendment to Common Stock Purchase Warrant dated August 31,
                 1995, between the Company and Starion International, Ltd.
                 Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K dated August 31, 1995.

         *10.26 Line of Credit Promissory Note dated August 1, 1993, between the Company (original entered into with Eurostar) and Transvit
                 Manufacturing Corporation.

         *10.27  Loan and Security Agreement dated June 27, 1995, between the
                 Company (originally entered into with Eurostar) and Fremont
                 Financial Corporation with Special Provisions Rider.

         *10.28 Employment Agreement between the Company (originally entered into with Eurostar) and Ricardo Bunge dated January 1, 1993, and as amended June 5, 1995.

         *11     Statement Re:  Computation of Per Share Earnings.

         *18 Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995.

         *24.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1994 and
                 Fiscal 1993.


         *24.2   Consent by KPMG Peat Marwick LLP for Fiscal 1995.


         ___________________________
         * Attached as Exhibits hereto.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 11, 1995          TRISTAR CORPORATION


                                    By: /s/ Viren S. Sheth
                                        -------------------
                                    VIREN S. SHETH,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    By:  /s/Loren M. Eltiste
                                         -------------------
                                    LOREN M. ELTISTE,
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    December 11, 1995          /s/Richard P. Rifenburgh
                                    ------------------------
                                    RICHARD P. RIFENBURGH, Director


Date:    December 11, 1995          /s/Robert R. Sparacino
                                    ----------------------
                                    ROBERT R. SPARACINO, Director


Date:    December 11, 1995          /s/Viren S. Sheth
                                    -----------------
                                    VIREN S. SHETH, Director


Date:    December 11, 1995          /s/Aaron Zutler
                                    ---------------
                                    AARON ZUTLER, Director


Date:    December 11, 1995          Shashikant S. Sheth
                                    -------------------
                                    SHASHIKANT S. SHETH, Director

                              TRISTAR CORPORATION

                               SAN ANTONIO, TEXAS

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 31, 1995

                     Item 14(a)(1) and (2),  (c),  and (d)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                       CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                      TRISTAR CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



ITEM 14(A)(1) AND (2)

The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors                                        F1 AND F2

Consolidated Financial Statements:

Balance sheets as of August 31, 1995 and 1994                          F3 AND F4

Statements of operations for each of the three
years in the period ended August 31, 1995                              F5

Statements of shareholders' equity for each of the
three years in the period ended August 31, 1995                        F6

Statements of cash flows for each of the three years in
the period ended August 31, 1995                                       F7

Notes to consolidated financial statements                             F8 TO F24


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of TRISTAR CORPORATION and subsidiaries are included in Item 14(d):


Schedule VIII -- Valuation and qualifying accounts                     F25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Tristar Corporation:

We have audited the consolidated financial statements of Tristar Corporation and subsidiaries as listed in the accompanying index as of and for the year ended August 31, 1995. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of and for the year ended August 31, 1995 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tristar Corporation and subsidiaries as of August 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended August 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We previously audited and reported on the consolidated balance sheet as of September 30, 1994 of Eurostar Perfumes, Inc. and subsidiaries and the related consolidated statements of operations and cash flows for the years ended September 30, 1994 and 1993, prior to Tristar Corporation's pooling of interests with Eurostar Perfumes, Inc. As described in Note 2 to the consolidated financial statements, Tristar Corporation's financial statements were restated for the August 31, 1995 combination. The contribution of Eurostar Perfumes, Inc. and subsidiaries to total assets represented 45% of the restated totals after elimination of intercompany balances in 1994, and represented 9% and 1% of revenues after elimination of intercompany sales of $26,725,000 and $27,864,000 in 1994 and 1993, respectively. Separate financial statements of Tristar Corporation included in the 1994 and 1993 restated consolidated financial statements were audited and reported on separately by other auditors. We also audited the combination of the consolidated financial statements as of and for each of the years in the two year period ended
August 31, 1994 as listed in the accompanying index, after restatement for the August 31, 1995 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements. We also audited the combination of the financial statement schedule as of and for the years ended August 31, 1994 and 1993, after restatement for the August 31, 1995 pooling of interests; in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, has been properly combined on the basis described in Note 2 to the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories in 1994.

                                             KPMG PEAT MARWICK LLP



San Antonio, Texas
November 6, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tristar Corporation

We have audited the consolidated balance sheet of Tristar Corporation and Subsidiaries as of August 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended August 31, 1994 (not presented herein). In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of and for the years then ended (not presented herein). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tristar Corporation and Subsidiaries as of August 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.

Dallas, Texas
November 11, 1994, except for Note 16
as to which the date is November 22, 1994

                          TRISTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                                                                             AUGUST 31
                                                                                                 ---------------------------------
                                                                                                    1995                  1994
                                                                                                 -----------          ------------
                                          ASSETS
 Current assets:
   Cash                                                                                          $   806,000          $  1,700,000
   Accounts receivable, less allowance for doubtful accounts
     of $419,000 and $589,000, respectively                                                        6,038,000             7,025,000
   Accounts receivable - related parties - net (Note 8)                                              662,000               445,000
   Inventories (Note 4)                                                                           14,406,000            13,585,000
   Prepaid expenses                                                                                  253,000               345,000
   Refundable income taxes (Note 10)                                                                      --             1,774,000
   Deferred income taxes (Note 10)                                                                 1,101,000             2,812,000
                                                                                                 -----------          ------------
     Total current assets                                                                         23,266,000            27,686,000
                                                                                                 -----------          ------------
 Property, plant and equipment, less accumulated depreciation
   of $3,637,000  and $2,669,000 (Note 3)                                                          9,851,000            10,812,000
                                                                                                 -----------          ------------
 Other assets:
   Warrant valuation, less accumulated amortization
     of $1,353,000 and $367,000, respectively (Notes 7 and 14)                                       736,000             1,722,000
   Other assets                                                                                      195,000               150,000
   Deferred income taxes (Note 10)                                                                 2,780,000               532,000
                                                                                                 -----------          ------------
     Total other assets                                                                            3,711,000             2,404,000
                                                                                                 -----------          ------------
 Total assets                                                                                    $36,828,000          $ 40,902,000
                                                                                                 ===========          ============

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          TRISTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                                                       AUGUST 31
                                                                        -----------------------------------
                                                                            1995                  1994
                                                                        -------------         -------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Short-term borrowings (Note 5)                                      $   5,383,000         $   4,511,000
    Accounts payable-trade                                                  1,982,000             2,471,000
    Accounts payable-related parties - net (Note 8)                           536,000             1,750,000
    Accrued bonuses                                                            97,000               302,000
    Accrued litigation expense                                                  2,000               175,000
    Accrued interest expense                                                  603,000               434,000
    Accrued promotion expense                                                  62,000               455,000
    Other accrued expenses                                                  1,184,000             1,403,000
    Income taxes payable (Note 10)                                            508,000             2,028,000
    Current portion of capital lease obligations                               30,000                38,000
    Current portion of long-term obligations (Note 6)                       2,118,000             2,134,000
                                                                        -------------         -------------

         Total current liabilities                                         12,505,000            15,701,000

 Shareholder litigation settlement (Note 14)                                        --             4,500,000
 Long-term debt, less current portion (Note 6)                              3,044,000               185,000
 Obligations under capital leases, less current portion                        27,000                54,000
 Subordinated long term debt - related parties (Notes 6 and 7)             11,166,000             9,166,000
                                                                        -------------         -------------

         Total liabilities                                                 26,742,000            29,606,000
                                                                        -------------         -------------

 Commitments and contingencies (Notes 9, 13 and 14)
 Shareholders' equity (Notes 7 and 11):
    Preferred Stock, $.05 par value; authorized
    1,000,000 shares;
    no shares issued                                                               --                    --
    Common Stock, $.01 par value; authorized
    30,000,000 shares;
        issued and outstanding 16,629,683 shares in 1995 and
        16,619,348 shares in 1994                                             166,000               166,000
    Additional paid-in-capital                                             10,281,000            10,229,000
    Receivable from shareholders - related parties                                 --              (500,000)
    Accumulated deficit                                                      (361,000)            1,401,000
                                                                        -------------         -------------
        Total shareholders' equity                                         10,086,000            11,296,000
                                                                        -------------         -------------
 Total liabilities and shareholders' equity                             $  36,828,000         $  40,902,000
                                                                        =============         =============

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEARS ENDED AUGUST 31
                                                                 --------------------------------------------------
                                                                    1995               1994                1993
                                                                 -----------        -----------         -----------
 Net sales                                                       $44,728,000        $51,244,000         $51,690,000

 Cost of sales (Note 7)                                           31,727,000         33,202,000          34,537,000
                                                                 -----------        -----------         -----------

 Gross profit                                                     13,001,000         18,042,000          17,153,000

 Selling, general and administrative expenses (Note 7)            11,654,000         12,906,000          11,691,000
                                                                 -----------        -----------         -----------

 Income from operations                                            1,347,000          5,136,000           5,462,000

 Other income (expense):
        Interest expense                                          (1,641,000)        (1,533,000)           (590,000)
        Other (expense) income (Note 7)                           (1,773,000)          (311,000)             33,000
        Insurance reimbursement (Note 17)                          2,065,000                 --                  --
        Litigation expenses (Note 14)                               (269,000)          (208,000)         (2,758,000)
        Shareholders litigation settlement (Note 14)                      --                 --          (9,500,000)
                                                                 -----------        -----------         -----------

 (Loss) income before income taxes                                  (271,000)         3,084,000          (7,353,000)

 (Benefit) expense for income taxes (Note 10)                        661,000          1,694,000          (2,629,000)
                                                                 -----------        -----------         -----------

 Net (loss) income                                               $  (932,000)       $ 1,390,000         $(4,724,000)
                                                                 ===========        ===========         ===========

 (Loss) income per common share (Note 11)                        $     (0.06)       $      0.08         $     (0.28)
                                                                 ===========        ===========         ===========

 Weighted average number of shares outstanding                    16,625,341         16,851,644          16,601,048
                                                                 ===========        ===========         ===========

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993




                                                       COMMON STOCK
                                                  --------------------------         ADDITIONAL        RETAINED      RECEIVABLES
                                                    NUMBER                            PAID-IN          (DEFICIT)         FROM
                                                  OF SHARES          AMOUNT           CAPITAL          EARNINGS      SHAREHOLDERS
                                                  ----------       ---------        ------------     -----------     ------------
Balance, August 31, 1992, as previously reported   6,618,641       $  66,000        $  7,527,000     $ 5,234,000     $
                                                  ----------       ---------        ------------     -----------     ----------
Adjustments for Eurostar
   Perfumes, Inc., pooling of interests            9,977,810         100,000                            (499,000)
                                                  ----------       ---------        ------------     -----------     ----------
Balance, August 31, 1992, as restated             16,596,451       $ 166,000        $  7,527,000     $ 4,735,000     $       --
Net loss                                                                                              (4,724,000)
Contribution to 401(k) Plan                            7,262                              49,000
Exercise of stock options                              2,000                               3,000
Stock warrants (Notes 7 and 11)                                                          500,000                       (500,000)
                                                  ----------       ---------        ------------     -----------     ----------
Balance, August 31, 1993                          16,605,713       $ 166,000        $  8,079,000     $    11,000     $ (500,000)
Net income                                                                                             1,390,000
Contribution to 401(k) Plan                           11,635                              58,000
Exercise of stock options                              2,000                               3,000
Stock warrants (Notes 7 and 11)                                                        2,089,000
                                                  ----------       ---------        ------------     -----------     ----------
Balance, August 31, 1994                          16,619,348       $ 166,000        $ 10,229,000     $ 1,401,000     $ (500,000)
Adjustment to conform fiscal year of Eurostar
Perfumes, Inc.                                                                                          (830,000)
Net loss                                                                                                (932,000)
Contribution to 401(k) Plan                           10,335                              52,000
Repayment of receivable from
   shareholders (Notes 7 and 11)                                                                                        500,000
                                                  ----------       ---------        ------------     -----------     ----------
Balance, August 31, 1995                          16,629,683       $ 166,000        $ 10,281,000     $  (361,000)    $       --
                                                  ==========       =========        ============     ===========     ==========

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEARS ENDED AUGUST 31
                                                                     -----------------------------------------------------
                                                                         1995                 1994                 1993
                                                                     -----------          -----------          -----------
 CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net (loss) income                                                  $  (932,000)         $ 1,390,000          $(4,724,000)
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided by
    operating activities:
   Shareholder litigation settlement                                          --                   --            9,500,000
   Depreciation and amortization                                       1,611,000            1,412,000            1,004,000
   Provision for losses on accounts receivable                           349,000              500,000              255,000
   Provision for market valuation of inventory                           469,000              600,000              254,000
   Provision for LIFO valuation                                          995,000              281,000                   --
   Deferred income tax expense (benefit)                                (537,000)           1,383,000           (4,094,000)
   Loss on disposal of assets                                             50,000               71,000               99,000
   Reserve for impairment of assets                                      187,000                   --                   --
   Issuance of stock in connection with 401K plan                         52,000               58,000               49,000
   Amortization of warrant valuations                                    986,000              367,000                   --
   Change in operating assets and liabilities:
     Accounts receivable                                                (522,000)            (411,000)          (3,495,000)
     Inventories                                                      (3,111,000)            (590,000)          (1,462,000)
     Prepaid expense                                                     169,000              (18,000)             (57,000)
     Refundable income taxes                                           1,774,000             (354,000)           1,019,000
     Income taxes payable                                             (1,787,000)            (220,000)                  --
     Accounts payable                                                   (337,000)          (2,271,000)           3,506,000
     Accrued expenses                                                   (163,000)           1,444,000              341,000
     Other liabilities                                                    (8,000)              95,000              123,000
     Shareholder litigation settlement liability                      (4,500,000)          (3,500,000)          (1,500,000)
                                                                     -----------          -----------          -----------
   Net cash (used in) provided by operating activities                (5,255,000)             237,000              818,000
                                                                     -----------          -----------          -----------

 CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                  (787,000)          (1,896,000)          (3,816,000)
  Proceeds from sale of investment                                            --              100,000                   --
  Proceeds from sale of fixed assets                                      64,000               26,000               18,000
  (Increase) decrease in other assets                                   (120,000)            (149,000)              77,000
                                                                     -----------          -----------          -----------
      Net cash (used in) provided by investing activities               (843,000)          (1,919,000)          (3,721,000)
                                                                     -----------          -----------          -----------

 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings                       872,000            2,006,000           (1,125,000)
  Proceeds from long-term subordinated debt                            6,500,000            3,500,000            9,159,000
  Payments of subordinated long-term debt                             (5,050,000)          (2,753,000)                  --
  Proceeds from long-term debt                                         3,570,000                   --            2,015,000
  Principal payments under debt obligations                             (177,000)             (30,000)          (6,697,000)
  Principal payments other long-term debt                                (23,000)                  --           (1,088,000)
  Collection on receivable from stockholder                              500,000                   --                   --
  Proceeds from issuance of common stock                                      --                3,000                3,000
                                                                     -----------          -----------          -----------
      Net cash provided by (used in) financing activities              6,192,000            2,726,000            2,267,000
                                                                     -----------          -----------          -----------
 NET INCREASE (DECREASE) IN CASH                                          94,000            1,044,000             (636,000)
 CASH AT BEGINNING OF YEAR                                             1,700,000              656,000            1,292,000
 POOLING ADJUSTMENT TO BEGINNING OF
      YEAR BALANCE TO CONFORM FISCAL YEARS                              (988,000)                  --                   --
                                                                     -----------          -----------          -----------
 CASH AT END OF YEAR                                                 $   806,000          $ 1,700,000          $   656,000
                                                                     ===========          ===========          ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                        $1,446,000             $933,000             $501,000
      Income taxes paid net of refunds                                  $672,000             $958,000             $560,000

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION:
The Company, which is primarily owned by companies under the control of the Core Sheth Families (Starion International, Ltd., a British Virgin Islands Limited Partnership ("Starion B.V.I.")and Transvit Manufacturing Corporation ("Transvit")), merged with its primary fragrance supplier and manufacturer, Eurostar Perfumes, Inc., on August 31, 1995. The merger has been accounted for in a manner similar to a pooling of interests, as the companies were considered entities under common control. See Note 2 for further discussion of the merger transaction. The Company operates in one industry segment, the development, manufacture, marketing and distribution of designer alternative fragrances, original fragrances and cosmetic pencils and in the marketing and distribution of other cosmetic products and selected toiletry products.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY:
Inventories are stated at the lower of cost or market.

Approximately 96% and 46% of inventories were determined using the last-in, first-out (LIFO) method in 1995 and 1994, respectively. Non-LIFO inventories were valued using either the first-in, first-out (FIFO) or weighted average cost methods. Effective September 1, 1993, the Company changed its method of accounting for certain inventories from the FIFO method to the LIFO method. Management believes that the LIFO method has the effect of minimizing the impact of price level changes on inventory valuations and generally matches current costs against current revenues in the consolidated statement of operations. The pro forma effect of retroactive application is not determinable, and, therefore, no cumulative effect on beginning retained earnings is presented. The effect of the change on net (loss) income was not material.

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are stated at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations.

REVENUE RECOGNITION:
Revenue is recognized by the Company when goods are shipped and title passes to the purchaser.

NET (LOSS) INCOME PER SHARE:
Net (loss) income per share is computed based on the weighted average number of common shares outstanding during each year and common equivalent shares of dilutive stock options and warrants.

WARRANT VALUATION:
Common stock purchase warrants related to the Stockholder Class Action Litigation Settlement were valued using the Black Scholes Method. Amortization of the value will be straight line into fiscal 2006.

RECLASSIFICATIONS:
Certain data within the financial statements has been reclassified for prior years to conform to the current year's presentation.

FOREIGN CURRENCY TRANSACTIONS:
The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Gains and losses on accounts payable to be settled subsequent to August 31, 1995, 1994 and 1993 have been provided based upon the currency exchange rates in effect on August 31, 1995, 1994 and 1993. Financial statements from foreign subsidiaries have been translated based on the U.S. dollar being the functional currency of the subsidiaries. Assets, with the exception of inventories, fixed assets, and liabilities are translated at the appropriate period ending exchange rates. Inventories and fixed assets are translated at historical exchange rates. Results of operations, with the exception of cost of sales, are translated using the average exchange rates prevailing throughout the year. Cost of sales is translated at the historic rates of the inventory sold. Translation gains or losses and exchange gains or losses are reflected in the Statements of Operations.

The net gain (loss) on transactions in foreign currencies and translation gains (losses) for the years ended August 31, 1995, 1994 and 1993 were ($94,000), $59,058 and ($5,205), respectively.


2.  MERGER:

Merger with Eurostar Perfumes, Inc. and Subsidiaries.

On August 30, 1995 the stockholders of Tristar Corporation ("Tristar"), approved the merger of Eurostar Perfumes, Inc., ("Eurostar"), with and into Tristar where Tristar is the surviving corporation. The merger was effective August 31, 1995. Under the terms of the agreement the sole stockholder of Eurostar, Transvit Manufacturing Corporation ("Transvit"), a Core Sheth Families affiliate, received an aggregate of 9,977,810 shares of Tristar Common Stock in exchange for all the issued and outstanding shares of Eurostar Common Stock. In addition, the exercise price of certain warrants held by an affiliate of the Core Sheth Families may be reduced in connection with the Merger in fiscal 1996 under certain conditions related to the performance of the Company's Common Stock price in the public market. The repricing feature did not have a significant effect to the financial statements of the Company.

Tristar has, over a period of several years, engaged in numerous transactions with Eurostar. Prior to the merger, a majority of Tristar's outstanding stock (approximately 60.5%, disregarding outstanding warrants) was controlled by the Core Sheth Families, principally through their ownership and control of ("Starion B.V.I."). The Core Sheth Families also own and control Emicos International Ltd., ("Emicos"), Tristar's primary supplier of cosmetic products other than cosmetic pencils. After the merger, the Core Sheth Families beneficially own approximately 84% of the outstanding shares of Tristar Common Stock (86% assuming the exercise of all outstanding warrants).

In order to facilitate the issuance of the merger-related shares to the Core Sheth Families, Tristar's stockholders also approved an amendment of the Certificate of Incorporation of Tristar to increase the authorized number of shares of Tristar Common Stock from 10,000,000 shares to 30,000,000 shares.

The merger qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Eurostar for all periods presented. All significant intercompany transactions have been eliminated.

Separate results of Tristar and Eurostar during the periods preceding the merger were as follows:

-------------------------------------------------------------------------------------
 Fiscal year ended:                 Tristar
 (in thousands)                       as                                   Combined
                                  previously                                 and
                                   reported           Eurostar             Adjusted
-------------------------------------------------------------------------------------
 AUGUST 31, 1995
 ---------------
 Net sales                        $  32,923          $  34,651          $44,728
 Net income (loss)                $ (3,831)          $   2,631          $ (932)

 AUGUST 31, 1994
 ---------------
 Net sales                        $  46,488          $  31,481          $ 51,244
 Net income (loss)                $ (4,291)          $   3,163          $  1,390

 AUGUST 31, 1993
 ---------------
 Net sales                        $  51,409          $  28,145          $ 51,690
 Net income (loss)                $ (8,159)          $   3,839          $(4,724)
-------------------------------------------------------------------------------------

Eurostar adopted LIFO in fiscal 1994. In order to conform the accounting policies of the two companies, Tristar's inventories were converted to LIFO in fiscal 1995.

Prior to the merger, Eurostar's fiscal year end was September 30. The restated fiscal 1995 financial statements combine financial statements of the Company with the financial statements of Eurostar for the twelve month period ended August 31. Accordingly, to conform Eurostar's fiscal year 1995 to Tristar's fiscal year, the financial results of Eurostar for September 1994 are included in both fiscal 1994 and 1995. Net sales and net income of Eurostar for the one month of September 1994, are $4,395,000 and $830,000 respectively, with the net income reflected as an adjustment to retained earnings in fiscal 1995.

In connection with the merger, the Company recorded one-time transaction costs of $686,000 in the fourth quarter of fiscal 1995. The transaction costs include expenses for investment bankers and other professional fees.


3.  PROPERTY, PLANT AND EQUIPMENT:

--------------------------------------------------------------------------------------
                                                                AUGUST 31
                                                         1995                 1994
                                                     ------------        -------------
 Land                                                $    266,000        $     266,000
 Building                                               4,442,000            4,389,000
 Machinery and equipment                                7,920,000            7,751,000
 Transportation equipment                                 120,000              121,000
 Fixtures and equipment                                   750,000              754,000
 Leasehold improvements                                   177,000              200,000
                                                     ------------        -------------
                                                       13,675,000           13,481,000
 Less accumulated depreciation                        (3,637,000)          (2,669,000)
 Less reserve to reduce assets held for
    sale to estimated net realizable value              (187,000)                   --
                                                     ------------        -------------
                                                     $  9,851,000        $  10,812,000
                                                     ============        =============
--------------------------------------------------------------------------------------

4.  INVENTORIES:

--------------------------------------------------------------------------------------
                                                                AUGUST 31
                                                         1995                 1994
                                                     ------------        -------------
 Raw materials                                       $  7,269,000        $   6,041,000
 Work-in-process                                          426,000              810,000
 Finished goods                                         8,608,000            7,765,000
                                                     ------------        -------------
                                                       16,303,000           14,616,000
 Reserves for market valuation                          (621,000)            (750,000)
 LIFO valuation allowance                             (1,276,000)            (281,000)
                                                     ------------        -------------
                                                     $ 14,406,000        $  13,585,000
                                                     ============        =============
--------------------------------------------------------------------------------------

5.  SHORT-TERM BORROWINGS:

The Company had at August 31, 1995, two revolving credit agreements, one to finance domestic accounts receivables and finished goods inventories ("distribution related")and a second to finance raw materials inventories ("manufacturing related").

The distribution related revolving credit agreement, amended as of July 7, 1995, provides for $10,000,000 of maximum borrowings at the prime rate (8.75% at August 31, 1995) plus three percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable and 50% of eligible finished goods inventories as defined in the related agreement. This agreement expires July 1997.

The manufacturing related revolving credit agreement provides for $1,500,000 of maximum borrowings bearing interest at the prime rate (8.75% at August 31, 1995), plus 1.75% per annum plus additional fees. Borrowings are limited to

40% of eligible manufacturing inventories as defined in the agreement. This revolving line of credit expires in July 1997.

The credit facilities are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 6).

As of August 31, 1995, remaining combined availability was $2,440,000, based on the borrowing formulas above.

The Company is in the process of negotiations for combining the two separate credit agreements into a single revolving credit line with similar terms and conditions.


6.  LONG-TERM DEBT:

         Other long-term debt

--------------------------------------------------------------------------------------
                                                                AUGUST 31
                                                     ---------------------------------
                                                         1995                 1994
                                                     ------------        -------------
 Term loan                                           $  3,417,000        $          --
 Equipment purchase agreements                            245,000              269,000
                                                     ------------        -------------

 Total                                               $  3,662,000        $     269,000
 Current maturities of other long-term debt               618,000               84,000
                                                     ------------        -------------
                                                     $  3,044,000        $     185,000
                                                     ============        =============
--------------------------------------------------------------------------------------

The term loan entered into in July 1995 with the same lender as the short term revolving credit lines, provides for borrowings of $3.7 million, $0.2 million of which is still available. This loan is subject to the same debt restrictions listed above for the revolving credit lines. The interest rate on this debt is the prime rate (8.75% at August 31, 1995), plus 1.75 percent per annum plus additional fees. The loan calls for monthly installments and the loan matures in 2002.

The Company is a party to several long term purchase agreements for computer and other equipment. Maturity dates range from 1996 to 2000 and interest rates range from 10.5% to 25.9%. Such agreements provide for monthly payments.

         Subordinated long-term debt

--------------------------------------------------------------------------------------
                                                                AUGUST 31
                                                     ---------------------------------
                                                         1995                 1994
                                                     ------------        -------------
 Subordinated Debt-Nevell Investments, S.A.,
   a related party                                   $  8,000,000            5,000,000

 Subordinated Debt-Transvit Manufacturing
   Corporation, a related party                         4,666,000            6,216,000
                                                     ------------        -------------

 Total                                                 12,666,000           11,216,000

 Current portion of subordinated long-term debt         1,500,000            2,050,000
                                                     ------------        -------------
                                                     $ 11,166,000        $   9,166,000
                                                     ============        =============
--------------------------------------------------------------------------------------

Subordinated Debt-Nevell Investments represents loans made by the Core Sheth Families through their affiliate Nevell Investments, S.A., to finance the Company's payments under the stockholder litigation settlement (See Note 14). The debt bears interest at 6.36% to 8.23% per annum and has a term of ten years with principal payable 20% at the end of the eighth and ninth years and the remaining 60% payable at the end of the tenth year.

The agreement with Transvit, a related party, was entered into in August 1993 with maximum borrowings available of $9 million at an interest rate of 4.5 percent per annum. The maturity date under the agreement is July 31, 1996. However, under the short-term revolving credit agreement (See Note 5) with the Company's commercial lender, this debt was subordinated to the commercial lender's debt and repayments were restricted by formula. Based on management's projections and the utilization of the aforementioned formula, the Company anticipates that approximately $1.5 million of this debt will be repaid in fiscal 1996, which has been classified as current maturities of long-term debt on the accompanying financial statements of the Company.

Aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1995 are as follows:



                   ----------------------------------
                   Year ending
                    August 31,             Amount
                   --------------        ------------
                       1996                  $618,000
                       1997                   599,000
                       1998                   523,000
                       1999                   500,000
                       2000                   500,000
                                         ------------
                                         $  2,740,000
                                         ============
                   ----------------------------------

The above schedule does not include anticipated payments on the subordinated long-term debt to Transvit Manufacturing Corporation as there is no set payment schedule.

7.  RELATED PARTY TRANSACTIONS:

As of August 31, 1995, a majority of the Company's outstanding stock (84%) is owned by companies under control of the Core Sheth Families. The acquisition of this ownership occurred in several stages beginning in February 1986 and ending in August 1995 as a result of the merger of Tristar and Eurostar discussed in Note 2.

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the fiscal years of 1995, 1994, and 1993 the Company purchased approximately $6,285,000, $7,422,000 and $7,219,000, respectively, of such products.

During the years ended August 31, 1995, 1994 and 1993, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,299,000, $1,036,000, and $1,359,000, respectively.

Prior to establishing the Company's manufacturing operations in September 1992 in Pleasanton, Texas, another Core Sheth Families affiliate, S&J Perfumes (now known as Starion U.K.), supplied fragrances to the Company. The fragrances supplied by Starion U.K. were purchased through Amuli Export Company ("Amuli"), an entity which assumed the credit risk involved in Starion U.K.'s sales to the Company. Purchases through Amuli for the year ended August 31, 1993 were $6,631,000. No purchases have been made through Amuli in subsequent fiscal years.

Mr. Eugene Derry, a director, Chairman of the Board and President of the Company for the period July 1989 through July 1992, acted as a representative of Amuli in connection with Amuli's dealings with the Company. A business associate of Mr. Derry's is the owner of Amuli. Final purchases through Amuli were made in December 1992. The Company had no outstanding liabilities to Amuli as of August 31, 1995 or 1994.

For the years ended August 31, 1995, 1994 and 1993, the Company incurred fees to directors of $248,000, $235,000, and $402,000, respectively, of which $23,000 and $12,000 were unpaid at August 31, 1995 and 1994, respectively.
Such fees related to the Board of Directors meetings, other committee meetings and events associated with the investigation performed by the Special Committee of the Board of Directors, formed in October 1992 to conduct a review of matters associated with the Stockholder Class Action Litigation and the Securities Commission Investigation. See Note 14 for further discussion.

Selling, general and administrative expenses for the year ended August 31, 1993, included management fees of $979,000 paid to Eurostar Corporation ("EuroCorp."), a wholly-owned subsidiary of Transvit, which employed certain executives of the Company and provided management services to the Company. Management fees were equal to the costs incurred by EuroCorp. which included primarily payroll and related items. Effective with the beginning of fiscal 1994, the employees of EuroCorp. were transferred to the Company.

As part of a sale of Common Stock to the Core Sheth Families in 1990, the Company for $50,000 issued common stock purchase warrants to the Core Sheth Families to purchase 400,000 shares of the Company's common stock at a per share price of $2.75. In connection with the settlement of the shareholder litigation, the expiration date of these warrants was extended to 2003.

In connection with the settlement of the stockholder class action litigation, common stock purchase warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A non-interest bearing receivable in the amount of $500,000 (the cost of the warrants), was recorded in Shareholder's equity in the fiscal 1993 financial statements. This receivable was paid in full in December 1994. See
Note 14 for a description of the litigation settlement.

In recognition that value was received by the Company in return for extending the expiration date of the warrants to purchase 400,000 shares and the granting of the new warrants to purchase 2,000,000 shares as described above, the Company utilized the Black Scholes Method to compute the value. The computation resulted in the assignment of a value of $2,089,000 (net of the purchase price of the warrants of $500,000). This net value has been recorded as part of "Other assets" and as an addition to "Additional paid-in capital".

In fiscal 1995 and 1994, $986,000 and $367,000, respectively, of the $2,089,000 was charged to Other income (expense). The fiscal 1995 amortization expense of $986,000 included additional warrant amortization expense of approximately $743,000 which resulted from (1) the write-off of the portion of the warrant valuation associated with the distribution agreement between Eurostar and Tristar, which was no longer applicable after the Merger, and (2) the repayment of $1 million of the subordinated debt with a portion of the proceeds received from the insurance policy reimbursement (See Note 17). The remainder of the balance, which is attributable to the favorable terms of the subordinated long-term financing of the shareholder litigation settlement provided by the Core Sheth Families, will be amortized to expense through fiscal 2006 when the final payment is made on the related subordinated debt.


8.  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

The Company's primary suppliers of fragrance product components and cosmetic products are related parties. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of cosmetic pencils to related parties located outside North and South American countries. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. However, during the fourth fiscal quarter ended August 31, 1995, additional expenses were incurred which related to the Company's merger with a related party, Eurostar. See Note 2 for further discussion of the merger transaction. The following summarizes the presentations at August 31, 1995 and August 31, 1994.

--------------------------------------------------------------------------------------
                                                                AUGUST 31
                                                     ---------------------------------
                                                         1995                 1994
                                                     ------------        -------------
 ACCOUNTS RECEIVABLE:
 Total accounts receivable-related parties           $  1,070,000              608,000

 Offset amount                                            408,000              163,000
                                                     ------------        -------------
 Net related parties receivables                     $    662,000              445,000
                                                     ============        =============

 ACCOUNTS PAYABLE:
 Total accounts payable-related parties              $    944,000            1,913,000

 Offset amount                                            408,000              163,000
                                                     ------------        -------------
 Net related parties payables                        $    536,000            1,750,000
                                                     ============        =============
--------------------------------------------------------------------------------------

9.  LEASES:

At August 31, 1995, the approximate aggregate minimum annual rental payments under non-cancelable operating leases for facilities, excluding renewals, are as follows:


                   ----------------------------------
                   Year ending
                    August 31,             Amount
                   --------------        ------------
                       1996              $    505,000
                       1997                   417,000
                       1998                   182,000
                       1999                        --
                       2000                        --
                                         ------------
                                         $  1,104,000
                                         ============
                   ----------------------------------

Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for the years ended August 31, 1995, 1994 and 1993, amounted to approximately $568,000, $761,000, and $594,000, respectively.

10.  INCOME TAXES:

Under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") the asset and liability method is used in accounting for income taxes.
Deferred tax balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense (benefit) consists of the following:

--------------------------------------------------------------------------------------------------------------
                                                      Current               Deferred                 Total
                                                    ----------------------------------------------------------
 Year ended August 31, 1995
   U.S. Federal                                     $  1,128,000           $ (493,000)           $    635,000
   State                                                  70,000              (44,000)                 26,000
                                                    ------------           -----------           ------------
                                                    $  1,198,000           $ (537,000)           $    661,000
                                                    ============          ============           ============

 Year ended August 31, 1994
   U.S. Federal                                     $     62,000           $ 1,271,000           $  1,333,000
   State                                                 249,000               112,000                361,000
                                                    ------------           -----------           ------------
                                                    $    311,000           $ 1,383,000           $  1,694,000
                                                    ============          ============           ============

 Year ended August 31, 1993
   U.S. Federal                                     $  1,205,000          $(3,762,000)           $(2,557,000)
   State                                                 260,000             (332,000)               (72,000)
                                                    ------------          ------------           ------------
                                                    $  1,465,000          $(4,094,000)           $(2,629,000)
                                                    ============          ============           ============
--------------------------------------------------------------------------------------------------------------

Income tax expense for the years ended August 31, 1995, 1994, and 1993 differed from the amounts computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following:


---------------------------------------------------------------------------------------------------------------------------
                                                                                    Years ended August 31,
                                                                     ------------------------------------------------------
                                                                        1995                  1994                 1993
                                                                     ----------            ----------          ------------
 Computed expected tax expense (benefit):                            $ (92,000)            $1,048,000          $(2,500,000)
   Increase (decrease) in income taxes resulting from:
   State income tax net operating loss carryforward                   (220,000)                    --                    --
   Merger costs not deductible for income tax purposes                  248,000                    --                    --
   Warrant expenses not deductible for income tax purposes              335,000               125,000                    --
   Foreign subsidiary loss not deductible for income tax
      purposes                                                          189,000                    --                    --
   State income taxes, net of federal income tax benefit                  2,000               276,000             (160,000)
   Foreign sales corporation commissions not subject to
      income taxes                                                     (34,000)              (36,000)                    --
   Other, net                                                           233,000               281,000                31,000
                                                                     ----------            ----------          ------------
 Total income tax expense                                            $  661,000            $1,694,000          $(2,629,000)
                                                                     ==========            ==========          ============
---------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1995 and 1994 are presented below:

--------------------------------------------------------------------------------------------------------
                                                                                    AUGUST 31
                                                                          1995                   1994
                                                                       ----------             ----------
 Deferred tax assets:
 Accounts receivable, principally due to allowance for
    doubtful accounts                                                  $  154,000             $  169,000
 Inventories, principally due to allowance for obsolescence
    and difference in LIFO reserve                                        909,000                777,000
 Start-up, organizational costs, and packaging design costs               235,000                164,000
 Accrued litigation expenses                                                   --              1,665,000
 Compensated absences, principally due to accrual for
    financial reporting purposes                                           44,000                 63,000
 Net operating loss carryforward                                        3,099,000                760,000
 Alternative minimum tax credit carryforwards                             111,000                108,000
 Other                                                                         --                137,000
                                                                       ----------             ----------
 Total deferred tax assets                                             $4,552,000             $3,843,000
                                                                       ----------             ----------

 Deferred tax liabilities:
 Plant and equipment, principally due to differences in
    depreciation and capitalized interest                               (665,000)              (499,000)
 Other                                                                    (6,000)                     --
                                                                       ----------             ----------
 Total deferred tax liabilities                                         (671,000)              (499,000)
                                                                       ----------             ----------
 Net deferred tax asset                                                $3,881,000             $3,444,000
                                                                       ==========             ==========
--------------------------------------------------------------------------------------------------------

Based upon the level of historical taxable income and projections for future taxable income, including the reversal of existing taxable temporary differences, over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At August 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,405,000 which are available to offset future federal taxable income, if any, through 2010. The Company also has alternative minimum tax credit carryforwards of approximately $111,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.


11.  SHAREHOLDERS' EQUITY:

The Company has a stock option plan, the Amended and Restated Option Plan (the "1991 Plan"), which allows for granting both incentive and non-incentive options, totaling 800,000 shares to key employees.

Options under the 1991 Plan expire ten years from the date of grant. No shares acquired upon exercise of an option may be sold within six months from the date of grant of such option. The option price, determined by the Board of Directors, shall not be less than fair market value of the common stock at the time of grant, and not less than 110% of such fair market value if granted to an individual owning more than 10% of the then issued and outstanding shares of the Company's common stock. To the extent that the aggregate fair market value (determined as of the date an option is granted) of shares with respect to which incentive stock options are exercisable for the first time by an optionee in any calendar year exceeds $100,000, such options shall be treated as non-incentive options.

------------------------------------------------------------------------------------------------
                                                                Options Outstanding
                                             Shares    -----------------------------------------
                                            Available     Number                   Price
                                            To Grant    Of shares                  Ranges
------------------------------------------------------------------------------------------------
 Balance at August 31, 1992                   353,200     129,000    *        $0.50 to $15.875
 Options Granted                                   --          --
 Options Exercised                                 --     (2,000)                  $1.4375
 Options Canceled/Terminated                   24,000    (24,000)             $0.50 to $15.875
                                            ---------------------             ------------------
 Balance at August 31, 1993                   377,200     103,000    *         $0.50 to $8.125
 Options Granted                             (99,420)      99,420                  $5.3750
 Options Exercised                                 --     (2,000)                  $1.4375
 Options Canceled/Terminated                       --          --
                                            ---------------------             ------------------
 Balance at August 31, 1994                   277,780     200,420   **         $0.50 to $8.125
 Options Granted                                   --          --
 Options Exercised                                 --          --
 Options Canceled/Terminated                       --          --
-----------------------------------------------------------------             ------------------
 Balance at August 31, 1995                   277,780     200,420  ***         $0.50 to $8.125
                                            =====================             ==================
------------------------------------------------------------------------------------------------

*        All options outstanding were exercisable at the respective date.
**       101,000 shares of the outstanding balance were exercisable as of
August 31, 1994.
*** 134,000 shares of the outstanding balance were exercisable as of August 31, 1995.

During 1992, a non-qualified stock option for 66,206 shares at $6.875 per share was granted pursuant to an employment contract with an officer. The option is exercisable in three annual increments. This option is not part of the 1991 Plan.

The Company has 544,406 common shares reserved for future issuance as stock options (277,780 available to grant and 266,626 granted, but not exercised) and 2,400,000 shares reserved for warrants (Notes 7 and 14).

As part of the agreement of merger between Tristar and Eurostar, the stockholders of Tristar voted to increase the authorized number of shares from

10,000,000 to 30,000,000. The increase in the number of authorized shares was necessary in part to issue the 9,977,810 shares to Transvit for all of the outstanding common shares of Eurostar. See Note 2 for further discussion of the merger transaction.


12.  BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible or will be eligible on January 1, 1996 to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock at the closing price at the end of each calendar quarter. During fiscal 1995, 1994 and 1993, a total of 10,335, 11,635, and 7,262, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $118,000 in 1995, $108,000 in 1994, and $88,000 in 1993.


13.  COMMITMENTS AND CONTINGENCIES:

FREITAS AND KENNER

The Company brought an action in the United States District Court for the Eastern District of New York seeking to recover from Ross Freitas and Carolyn Kenner short-swing profits resulting from the purchase and subsequent sale of Company stock in 1989 while both were officers and directors of the Company.
On November 9, 1994, the Court awarded the Company partial summary judgment with respect to these claims for approximately $101,000 against Mr. Freitas and
$80,000 against Ms. Kenner, plus interest running from May 1989.   Mr. Freitas
and Ms. Kenner have appealed this judgment.

On October 20, 1994, a suit was filed in Florida state court against the Company, as well as two of its directors, Richard P. Rifenburgh and Robert R. Sparacino. The plaintiffs in the action are Ross Freitas and Carolyn Kenner, along with two other individuals, Rose Freitas and Melissa Freitas. The complaint alleges causes of action by Mr. Freitas and Ms. Kenner for libel and seeks indemnification in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, the failure to disclose the Core Sheth Families' holdings of Company stock. The complaint also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. The Company intends to dispute these allegations vigorously and believes that its ultimate disposition will not have a material adverse effect on its financial condition.

         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board ( the "CARB") with respect to volatile organic compounds "(VOC's"). The Company has reformulated a number of its products and is in the process of reformulating its primary fragrance lines to achieve compliance with the VOC regulations.
The Company has filed with the CARB required registrations of its products and an application for a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. Based on preliminary discussions with representatives of the CARB, the Company anticipates that it will be allowed to continue to sell its products in California during consideration of its variance application and that its variance will be granted. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.

OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.


14.  CLASS ACTION LITIGATION:

In December 1993, the Company reached an agreement to settle stockholder class action litigation regarding alleged violations of the federal securities laws, as well as common law fraud and negligence in connection with, among other things, the nondisclosure of the ownership interest of the Core Sheth Families prior to 1992, for a cash payment of $9.5 million. The settlement resulted in a release of claims by the plaintiff class against the Company and certain other defendants. Utilizing $9 million in proceeds from notes payable entered into under an agreement with the Core Sheth Families, (See Note 7), the Company paid the total settlement in four installments ($1.5 million in August 1993, $900,000 in January 1994, $2.6 million in May 1994, and $4.5 million in December 1994).

In connection with the settlement, common stock purchase warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A non-interest bearing receivable in the amount of $500,000 (the cost of the warrants), recorded in Shareholder's Equity in the fiscal 1993 financial statements was paid in December 1994. The per share price of the common stock under the warrants will increase by ten percent per year after the first seven years. As part of the merger agreement with the Core Sheth Families described in Note 2, the $5.34 purchase price may be reduced in fiscal 1996 under certain conditions related to the performance of the Company's stock price in the public market. As part of the settlement, the Company also extended to August 31, 2003, the exercise date of warrants held by a Core Sheth Families affiliate, to purchase 400,000 shares of the Company's common stock.

In recognition that value was received by the Company in return for extending the expiration date of the warrants to purchase 400,000 shares and the granting of the new warrants to purchase 2,000,000 shares as described above, the Company utilized the Black Scholes Method to compute the value. The computation resulted in the assignment of a value of $2,089,000 (net of the purchase price of the warrants of $500,000). This net value was recorded as part of "Other assets" and as an addition to "Additional paid-in capital" in fiscal 1994.

The class action settlement included a provision that protects the Company and other settling defendants against further liability to the class for damages in connection with related ongoing litigation.

The Company anticipates that it will continue to incur litigation expenses related to ongoing litigation involving the defendants not covered under the class action litigation settlement and related to a lawsuit against the Company's former auditors separate from, but related to, the stockholder class action against the Company. Any expenses incurred are not expected to be material to the Company's financial results.

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were $269,000, $208,000, and $2,758,000 in fiscal 1995, 1994, and 1993, respectively.


15.  FOREIGN SALES

The Company exports a significant portion of its sales directly or through its Mexican and Brazilian subsidiaries to foreign customers. For the years ended August 31, 1995, 1994, and 1993, these sales were $17,165,000 (38% of net sales), $13,057,000 (25% of net sales), and $11,361,000 (22% of net sales), respectively. In fiscal 1995 and 1994 these customers were primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products in foreign countries. The volume of the indirect exports, which may be significant, can only be estimated as customers do not provide that information to the Company.

16.  QUARTERLY RESULTS (UNAUDITED):

As discussed in Note 2, Tristar merged with its primary fragrance supplier Eurostar at August 31, 1995. The following tables reflect the restatement of the first three quarters of fiscal 1995 and fiscal year 1994 for the merger, which was treated in a manner similar to a pooling of interests.


---------------------------------------------------------------------------------------------------
                                                              1995
                                                          QUARTER ENDED
---------------------------------------------------------------------------------------------------
                                  Nov. 30          Feb. 28           May 31            Aug. 31
                               ------------     ------------      ------------      -------------
 Net Sales                     $ 15,075,000     $  8,410,000      $  8,935,000      $  12,308,000
 Gross Profit                     4,692,000        2,570,000         2,403,000          3,336,000
 Net Income (loss)                1,357,000        (465,000)         (450,000)        (1,374,000)
 Net Income (loss) Per Share   $        .08     $      (.03)      $      (.03)      $       (.08)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                               1994
                                                          QUARTER ENDED
---------------------------------------------------------------------------------------------------
                                  Nov. 30         Feb. 28            May 31            Aug. 31
                               ------------     ------------      ------------      -------------
 Net Sales                     $ 15,866,000     $ 11,937,000      $ 10,727,000      $12,714,000
 Gross Profit                     6,376,000        4,627,000         3,422,000        3,617,000
 Net Income (loss)                1,212,000          503,000          (55,000)        (270,000)
 Net Income (loss) Per  Share  $        .07     $        .03      $      (.00)      $     (.02)
---------------------------------------------------------------------------------------------------

The fourth quarter of fiscal 1995 includes merger related expenses of $686,000 and warrant amortization of $743,000 related to the write-off of the portion of the warrant valuation associated with the distribution agreement that was in existence between Eurostar and Tristar, which was no longer applicable after the Merger, and to the repayment of $1 million of the subordinated debt with a portion of the proceeds received from the insurance policy disbursement.

The second quarter of fiscal 1994 and the fourth quarter of fiscal 1995 include insurance proceeds (See Note 17), of $1,250,000 and $815,000, respectively.

The fourth quarter of fiscal 1994 includes inventory and allowances for doubtful account reserve estimation revisions approximating $500,000.

The summation of the quarterly earnings per share may not be equal to the annual earnings per share due to rounding.


17. PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY


In November 1994, the United States District Court for the District of South Carolina approved the disbursement of $1.25 million to the Company from the proceeds of an executive liability and indemnification policy owned by the Company, which is recorded under other income in the accompanying financial statements. In December 1994, $1,000,000 of the proceeds were utilized to repay a portion of the existing long term subordinated debt in accordance with the financing agreement with the Core Sheth Families, a related party.

In June 1995, the Company received the balance ($750,000) of the proceeds of the policy as well as approximately $65,000 of interest earned during the period the court held the proceeds, all of which is recorded under other income in the accompanying financial statements. This court approved distribution is subject to appeal by other claimants under the policy.

                                SCHEDULE VIII

                     TRISTAR CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                    COLUMN B                   COLUMN C                  COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                           ---------------------------------
                                                               (1)                 (2)
                                          BALANCE AT        CHARGED TO         CHARGED TO                           BALANCE AT
                                           BEGINNING         COSTS AND       OTHER ACCOUNTS-     DEDUCTIONS-            END
                                           OF PERIOD         EXPENSES           DESCRIBE          DESCRIBE *        OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
  Allowance for doubtful accounts:
  Year ended August 31, 1995                  $589,000          $349,000                             $519,000          $419,000
  Year ended August 31, 1994                  $314,000          $500,000                             $225,000          $589,000
  Year ended August 31, 1993                  $358,000          $255,000                             $299,000          $314,000

 *  Uncollectible accounts written off, net of recoveries.

-----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                    COLUMN B                   COLUMN C                   COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                         ------------------------------------
                                                                (1)                 (2)
                                          BALANCE AT     CHARGED TO COSTS       CHARGED TO
                                           BEGINNING            AND           OTHER ACCOUNTS-    DEDUCTIONS-      BALANCE AT END
                                           OF PERIOD         EXPENSES           DESCRIBE**       DESCRIBE ***       OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
 Inventory reserves:
  Year ended August 31, 1995                  $750,000         $1,229,000          ($995,000)         $363,000          $621,000
  Year ended August 31, 1994                  $422,000           $600,000                             $272,000          $750,000
  Year ended August 31, 1993                  $168,000           $254,000                                   $0          $422,000
-----------------------------------------------------------------------------------------------------------------------------------

 **   Transfer to LIFO Valuation

 ***  Lower of cost or market adjustment.

EXHIBIT INDEX

         3.1     Certificate of Incorporation of the Registrant, as amended.
                 Incorporated by reference to Exhibit 3.1 of the Report on Form
                 8-K dated August 31, 1995.

         3.2     By-Laws of the Registrant (Amended as of August 14, 1992).
                 Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         4 Form of Registrant Common Stock certificate. Incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993.

         10.1    1991 Amended and Restated Stock Option Plan of the Registrant.
                 Incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.2    Loan and Security Agreement dated October 8, 1993 between
                 Registrant and Fremont Financial Corporation with Special
                 Provisions Rider. Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended August
                 31, 1993.

         10.3    First Amendment to Loan and Security Agreement dated July 7,
                 1995 between the Company and Fremont Financial Corporation, amending Loan and Security agreement dated October 8, 1993.
                 Incorporated by reference to Exhibit 10 to the Quarterly
                 Report on form 10-Q for the quarterly period ended May 31, 1995.

         10.4 Lease Agreement Re: South Carolina Facility. Incorporated by reference to Exhibit 10(q) of the Annual Report on Form 10-K for the year ended August 31, 1988.

         10.5 Lease Agreement Re: San Antonio Facility. Incorporated by reference to Exhibit 10(r) of the Annual Report on Form 10-K for the year ended August 31, 1988.

         10.6    Lease Agreement Re: San Antonio Facility Extension.
                 Incorporated by reference to Exhibit 10.4.2 of the Annual
                 Report on Form 10-K for the year ended August 31, 1991.

         10.7    Lease Agreement Re: San Antonio Facility Extension dated July
                 7, 1992. Incorporated by reference to Exhibit 10.3.4 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.8    Lease Agreement Re: San Antonio Facility Extension dated July
                 31, 1992. Incorporated by reference to Exhibit 10.3.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.9 Lease Agreement Re: Corporate Headquarters in San Antonio dated January 13, 1993, between Northwestern Mutual Life
                 Insurance Co. and Registrant.  Incorporated by reference to
                 Exhibit 10.17 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.10   1990 Employment Agreement with Eugene H. Karam (unsigned).
                 Incorporated by reference to Exhibit 10.4.2 of the Annual
                 Report on Form 10-K for the year ended August 31, 1992.

         10.11   Employment Agreement with Loren M. Eltiste dated October 6,
                 1992. Incorporated by reference to Exhibit 10.4.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.12   Non-Qualified Stock Option Grant to Loren M. Eltiste dated
                 October 20,1992. Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August
                 31, 1993.

         10.13   Distribution Agreement ("Distribution Agreement") with
                 Eurostar Perfumes, Inc. and S&J Perfume, Ltd. Dated October
                 28, 1992. Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.14   Letter Agreement Amendment dated August 30, 1993 to the
                 Distribution Agreement.  Incorporated by reference to Exhibit
                 10.28 of the Annual Report on Form 10-K for the year ended
                 August 31, 1993.

         10.15   Agreement and First Amendment to Distribution Agreement dated
                 October 8, 1993 with Eurostar Perfumes, Inc. and S&J Perfume,
                 Ltd.  Incorporated by reference to Exhibit 10.29 of the Annual
                 Report on Form 10- K for the year ended August 31, 1993.

         10.16   Agreement dated August 31, 1995, among the Company, Eurostar
                 Perfumes, Inc. and Starion International, Ltd., terminating the Distribution Agreement. Incorporated by reference to
                 Exhibit 10.3 of the Report on Form 8-K dated August 31, 1995.

         10.17   Agreement dated August 31, 1993 between the Core Sheth
                 Families, Viren Sheth, Starion International, Ltd. and the
                 Registrant. Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.18   Financing Agreement dated August 31, 1993 between the Core
                 Sheth Families and the Registrant. Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.19   Design Agreement dated October 28, 1993 between Eurostar
                 Perfumes Inc. and the Registrant. Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.20 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life
                 Insurance Co. and Registrant.  Incorporated by reference to
                 Exhibit 10.1 of Quarterly Report on Form 10-Q for period ended
                 November 30, 1993.

         10.21 Employment Agreement between the Company and Eugene H. Karam dated January 14, 1994. Incorporated by reference to Exhibit
                 10.1 of Quarterly Report on Form 10-Q for period ended
                 February 28, 1994.


         10.22 Incentive Stock Option between the Company and Eugene H. Karam dated February 14, 1994. Incorporated by reference to Exhibit
                 10.2 of Quarterly Report on Form 10-Q for period ended
                 February 28, 1994.

         10.23   Sub-Lease Agreement Re:  former San Antonio Distribution
                 Facility, dated August 31, 1994, between DHI Enterprises, Inc.
                 d/b/a Service Tech. Supply and Registrant. Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended August 31, 1994.

         10.24 Agreement and Plan of Merger dated as of July 1, 1995, among the Company, Eurostar Perfumes, Inc. and Transvit
                 Manufacturing Corporation.  Incorporated by reference to
                 Exhibit 10.1 of the report on Form 8- K dated August 31, 1995.

         10.25   Amendment to Common Stock Purchase Warrant dated August 31,
                 1995, between the Company and Starion International, Ltd.
                 Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K dated August 31, 1995.

         *10.26 Line of Credit Promissory Note dated August 1, 1993, between the Company (original entered into with Eurostar) and Transvit
                 Manufacturing Corporation.

         *10.27  Loan and Security Agreement dated June 27, 1995, between the
                 Company (originally entered into with Eurostar) and Fremont
                 Financial Corporation with Special Provisions Rider.

         *10.28 Employment Agreement between the Company (originally entered into with Eurostar) and Ricardo Bunge dated January 1, 1993, and as amended June 5, 1995.

         *11     Statement Re:  Computation of Per Share Earnings.

         *18 Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995.

         *24.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1994 and
                 Fiscal 1993.

         *24.2   Consent by KPMG Peat Marwick LLP for Fiscal 1995.

         *27     Financial Data Schedule.

         ___________________________
         * Attached as Exhibits hereto.