Form 10-Q
period 1995-12-02
TRISTAR CORP
filed 1996-01-22
CIK 737203

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:             December 2, 1995
                                                   ----------------
             -OR-

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________


                        Commission File Number  0-13099


                              TRISTAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3129318
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S.  Employer
incorporation or organization)                               Identification No.)


          12500 San Pedro Avenue, Suite 500, San Antonio, Texas  78216
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                (210)  402-2200
                                ---------------
              (Registrant's telephone number, including area code)


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

             On January 15, 1996, there were outstanding 16,635,064 shares of Common Stock, $.01 par value, of the registrant.

                     TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--December 2, 1995 and August 31, 1995                                             3

         Consolidated statements of operations--thirteen week and three month periods ended
                 December 2, 1995 and November 30, 1994, respectively                                                  5

         Consolidated statements of cash flows--thirteen week and three month periods ended
                 December 2, 1995 and November 30, 1994, respectively                                                  6

         Notes to consolidated financial statements--December 2, 1995                                                  7

         Independent Accountants' review report                                                                       10


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            15

Item 2.  Changes in Securities                                                                                        15

Item 3.  Defaults Upon Senior Securities                                                                              15

Item 4.  Submission of Matters to a Vote of Security Holders                                                          15

Item 5.  Other Information                                                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                                                             16

SIGNATURES                                                                                                            17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            (unaudited)
                                                                            December 2,       August 31,
                                   ASSETS                                      1995             1995 *
                                                                           -------------    ------------
Current assets:
  Cash                                                                     $     939,000    $    806,000
  Accounts receivable, less allowance for doubtful accounts
    of $590,000 and $419,000, respectively                                    11,031,000       6,038,000
  Accounts receivable-related parties-net                                        599,000         662,000
  Inventories                                                                 14,079,000      14,406,000
  Prepaid expenses                                                               392,000         253,000
  Deferred income taxes                                                        1,101,000       1,101,000
                                                                           -------------    ------------
    Total current assets                                                      28,141,000      23,266,000
                                                                           -------------    ------------
Property, plant and equipment, less accumulated depreciation
  of $4,272,000 and $3,637,000, respectively                                   9,426,000       9,851,000
                                                                           -------------    ------------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,374,000 and $1,353,000, respectively                                   715,000         736,000
  Other assets                                                                   178,000         195,000
  Deferred income taxes                                                        2,660,000       2,780,000
                                                                           -------------    ------------
    Total other assets                                                         3,553,000       3,711,000
                                                                           -------------    ------------
  Total assets                                                             $  41,120,000    $ 36,828,000
                                                                           =============    ============


* Prepared from audited financial statements for the year ended August 31, 1995.

See notes to unaudited consolidated financial statements.

                     TRISTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)


                                                                           (unaudited)
                                                                           December 2,      August 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                       1995            1995 *
                                                                          ------------    -------------
Current liabilities:
  Short-term borrowings                                                   $  8,871,000    $   5,383,000
  Accounts payable-trade                                                     2,346,000        1,982,000
  Accounts payable-related parties-net                                         623,000          536,000
  Accrued bonuses                                                              194,000           97,000
  Accrued interest expense                                                     804,000          603,000
  Other accrued expenses                                                     1,351,000        1,248,000
  Taxes payable                                                                390,000          508,000
  Current portion of capital lease obligations                                  30,000           30,000
  Current portion of long-term obligations                                   2,118,000        2,118,000
                                                                          ------------    -------------
    Total current liabilities                                               16,727,000       12,505,000

Long-term debt, less current portion                                         2,887,000        3,044,000
Obligations under capital leases, less current portion                          20,000           27,000
Subordinated long-term debt-related parties                                 11,166,000       11,166,000
                                                                          ------------    -------------
    Total liabilities                                                       30,800,000       26,742,000
                                                                          ------------    -------------

Commitments and contingencies


Shareholders' equity:
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    no shares issued                                                             ---              ---
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,635,064 shares and 16,629,683
    shares, respectivley                                                       166,000          166,000
  Additional paid-in-capital                                                10,311,000       10,281,000
  Accumulated deficit                                                         (157,000)        (361,000)
                                                                          ------------    -------------
    Total shareholders' equity                                              10,320,000       10,086,000
                                                                          ------------    -------------
  Total liabilities and shareholders' equity                              $ 41,120,000    $  36,828,000
                                                                          ============    =============


* Prepared from audited financial statements for the year ended August 31, 1995.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                          Thirteen            Three
                                                                            Weeks             Months
                                                                            Ended             Ended
                                                                         December 2,       November 30,
                                                                            1995               1994
                                                                        ------------       ------------
Net sales                                                               $ 17,403,000       $ 15,075,000

Cost of sales                                                             12,825,000         10,383,000

Gross profit                                                               4,578,000          4,692,000

Selling, general and administrative expenses                               3,399,000          2,924,000
                                                                        ------------       ------------

Income from operations                                                     1,179,000          1,768,000

Other income (expense):
    Interest expense                                                        (536,000)          (408,000)
    Other (expense) income                                                  (319,000)            14,000
    Insurance reimbursement                                                    --             1,250,000
                                                                        ------------       ------------

Income before provision for income taxes                                     324,000          2,624,000

Provision for income taxes                                                   120,000          1,267,000
                                                                        ------------       ------------

Net income                                                              $    204,000       $  1,357,000
                                                                        ============       ============


Net income per common share                                             $        .01       $        .08
                                                                        ============       ============

Weighted average shares outstanding                                       17,310,295         16,861,234
                                                                        ============       ============


See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Thirteen           Three
                                                                          Weeks            Months
                                                                          Ended            Ended
                                                                        December 2,     November 30,
                                                                           1995             1994
                                                                       ------------    -------------
Cash flows from (used in) operating activities
  Net income                                                           $    204,000    $   1,357,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                           642,000          313,000
    Provision for losses on accounts receivable                             171,000         (105,000)
    Provision for inventory allowances                                      192,000           83,000
    Deferred income tax expense                                             120,000              ---
    Issuance of stock in connection with 401K plan                           30,000            4,000
    Amortization of warrant valuations                                       21,000           63,000
    Change in operating assets and liabilities:
      Accounts receivable                                                (5,101,000)      (1,881,000)
      Accounts receivable-insurance reimbursement                               ---       (1,250,000)
      Inventories                                                           135,000          238,000
      Prepaid expense                                                      (139,000)         (66,000)
      Refundable income taxes                                                   ---        1,722,000
      Income taxes payable                                                 (118,000)         310,000
      Accounts payable                                                      451,000         (976,000)
      Accrued expenses                                                      401,000           73,000
      Other liabilities                                                         ---          (38,000)
                                                                       ------------    -------------
    Net cash used in operating activities                                (2,991,000)        (153,000)
                                                                       ------------    -------------


Cash flows from (used in) investing activities:
  Capital expenditures                                                     (211,000)         (72,000)
  Decrease (Increase) in other assets                                        11,000          (41,000)
                                                                       ------------    -------------
    Net cash used in investing activities                                  (200,000)        (113,000)
                                                                       ------------    -------------

Cash flows from (used in) financing activities:
  Net increase in short term borrowings                                   3,488,000          907,000
  Payments on subordinated long-term debt                                       ---       (2,150,000)
  Proceeds from long-term debt                                                  ---          519,000
  Principal payments under debt obligations                                (157,000)         (49,000)
  Principal payments other long-term debt                                    (7,000)          (6,000)
                                                                       ------------    -------------
    Net cash provided by (used in) financing activities                   3,324,000         (779,000)
                                                                       ------------    -------------
Net increase (decrease) in cash                                             133,000       (1,045,000)
Cash at beginning of period                                                 806,000        1,700,000
                                                                       ------------    -------------
Cash at end of period                                                  $    939,000    $     655,000
                                                                       ============    =============





See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 2, 1995


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended December 2, 1995, are not necessarily indicative of the results that may be expected for the year ending August 31, 1996.

The Company changed its fiscal year end from one ending on August 31, to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. In addition, the Company changed its fiscal quarters such that each quarter consists of 13 weeks and ends on a Saturday.


NOTE 2:  NET INCOME PER SHARE

Net income per share amounts were computed based upon the weighted average number of common shares outstanding and common equivalents of dilutive stock options and warrants.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

            --------------------------------------------------------------
                                          12/2/95              8/31/95
            --------------------------------------------------------------
            Raw materials            $     6,283,000     $     7,269,000
            Work-in-process                  831,000             426,000
            Finished goods                 8,975,000           8,608,000
                                           ---------           ---------
                                          16,089,000          16,303,000
            Inventory allowances          (2,010,000)         (1,897,000)

                                     $    14,079,000     $    14,406,000
                                          ==========          ==========
            --------------------------------------------------------------


NOTE 4:  SHORT-TERM BORROWING

The Company had at December 2, 1995, two revolving credit agreements, one to finance domestic accounts receivables and finished goods inventories ("distribution related") and a second to finance raw materials inventories ("manufacturing related").

The distribution related revolving credit agreement, amended as of July 7, 1995, provided for $10,000,000 of maximum borrowings at the prime rate (8.75% at August 31, 1995) plus three percentage points per annum, with additional fees approximating one percentage point per annum. The manufacturing related revolving credit agreement provided for $1,500,000 of maximum borrowings bearing interest at the prime rate (8.75% at August 31, 1995), plus 1.75% per annum plus additional fees.

Remaining combined availability under the lines existing as of December 2, 1995, was $1,542,000, based on the borrowing formulas.

Effective January 1, 1996, the Company consolidated its two revolving lines of credit into a single line of credit that provides for maximum borrowings of $15,500,000 at prime rate (8.5%) plus 2.75 percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability under this credit agreement is based on eligible domestic and foreign accounts receivable,and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

The restated revolving line of credit expires July 1997. This credit facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.


NOTE 5:  LITIGATION AND CONTINGENCIES

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

         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's"). The Company has reformulated a number of its products and is in the process of reformulating its primary fragrance lines to achieve compliance with the VOC regulations.
The Company has filed with the CARB required registrations of its products and an application for a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. Following a hearing held in January 1996 relating to its variance request, the staff of CARB recommended that the Company be granted a variance to sell its non-complying products in California until September 30, 1996. The Company believes that its products will be reformulated and will comply with the VOC regulations by September 30, 1996. The CARB is considering the Company's variance request, and a decision is expected shortly. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.


The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are related parties. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to related parties. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. At August 31, 1995, these payable also included expenses incurred which related to the Company's merger with a related party, Eurostar. The following summarizes the presentations at December 2, 1995 and August 31, 1995.

                                                     DECEMBER 2,      AUGUST 31,
                                                        1995             1995
------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties        $      890,000        1,070,000

Offset amount                                          (291,000)        (408,000)
                                                     -------------------------------
Net related parties receivables                  $      599,000          662,000
                                                     ===============================
ACCOUNTS PAYABLE:
Total accounts payable-related parties           $      914,000          944,000

Offset amount                                          (291,000)        (408,000)
                                                     -------------------------------
Net related parties payables                     $      623,000          536,000
                                                     ===============================
------------------------------------------------------------------------------------

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the quarters ended December 2, 1995, and November 30, 1994, the Company purchased approximately $1,450,000 and $2,049,000, respectively.

During the quarters ended December 2, 1995, and November 30, 1994, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $441,000 and $360,000, respectively.

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Tristar Corporation:

We have reviewed the condensed consolidated balance sheet of Tristar Corporation and subsidiaries as of December 2, 1995, and the related condensed consolidated statements of income and cash flows for the thirteen week period ended December 2, 1995 and the three month period ended November 30, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tristar Corporation and subsidiaries as of August 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 6, 1995, which referred to other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        KPMG PEAT MARWICK LLP

San Antonio, Texas
January 5, 1996

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 2, 1995, AND NOVEMBER 30, 1994.

On August 31, 1995, the Company merged with Eurostar Perfumes, Inc., and its subsidiaries, accordingly, all fiscal 1995 amounts have been restated to reflect the merger.

For the thirteen week period ended December 2, 1995, the Company recorded net income of $204,000 or $0.01 per share as compared to the previous year's net income of $1,357,000 or $0.08 per share.

NET SALES
Net sales for the first quarter of fiscal 1996 were $17,403,000, an increase of 15.4%, compared to the net sales of $15,075,000 for the same period in fiscal 1995. The increase over the prior fiscal period can be primarily attributed to growth in the U.S. chains, specialty chains, and mass merchandisers. Sales outside the U.S. remained relatively constant in relation to the first quarter of fiscal 1995.

NET SALES - CHANNELS OF DISTRIBUTION
The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the quarter ended December 2, 1995, the Company experienced growth in the U.S. market in chains, specialty chains, and mass merchandiser channels while experiencing a decline in the wholesale channel. The growth was attributable to new customers and to expanded distribution in existing customers. The wholesale channel has been negatively affected by increased competition, a maturation of that market, and a decrease in purchases by customers who ultimately distributed the Company's product into Mexico, Central and South America. This trend is anticipated to continue. The Company continues to devote resources to all channels of distribution in the U.S. with programs including, but not limited to, promotions and limited advertising.

Sales made directly to foreign-based customers in North and South America as a group remained relatively constant when compared to the prior year's first quarter. Economic and political conditions continue to restrict growth in those markets. However, the Company continues to devote resources to these channels of distribution with similar programs to those in the U.S.

NET SALES - RELATED PARTIES
In the first quarter of fiscal 1996, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $441,000 as compared to the prior year's $360,000.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES
Of the net sales in the first quarter of fiscal 1996, approximately 8%, or $1,349,000, resulted from the sale of products purchased from related parties as finished goods. For the same quarter in fiscal 1995, comparable numbers were 10%, or $1,504,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 7% and 11% of cost of sales in the first quarters of fiscal 1996 and 1995, respectively.

GROSS PROFIT
The Company's gross profit for the first quarter of fiscal 1996 was $4,578,000, or 26.3% of sales compared to $4,692,000 or 31.1% of sales for the same period in fiscal 1995. The decrease in gross profit was due to manufacturing variances attributable to the extension of production efforts to meet market demands and to costs associated with the introduction and manufacturing of a new product line.

Improved gross profit margins are anticipated for the remainder of the fiscal year as production efficiencies are expected to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") for the thirteen week period of fiscal 1996 increased 16.2% to $3,399,000 from $2,924,000 for the like fiscal 1995 period. SG&A expenses as a percentage of sales remained approximately the same. The 16.2% increase over the prior fiscal period was due primarily to growth in support of all sales channels and to improved support and controls over other functions within the Company. SG&A expenses are expected to continue at the current level for the remainder of the fiscal year.

NON OPERATING INCOME OR EXPENSE
Interest expense increased over the previous year's first quarter to $536,000 from $408,000 as a result of increased borrowings under the Company's lines of credit.

Foreign currency translation losses of $161,000, merger costs of $64,000, and financing costs associated with Brazilian operations were the primary contributors to increased other expenses in the first quarter of fiscal 1996.

The first quarter of fiscal 1995 included other income of $1,250,000 from insurance proceeds under a company owned executive liability and indemnity policy.

POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The results for the remainder of fiscal 1996 could be adversely affected by each or all of the following factors:

1. Mexican market. In December 1994, the Mexican government devalued the Mexican Nuevo Peso by allowing the peso to float freely against the U.S. dollar. This devaluation has resulted in a general increase of 100% or more in the cost of imported products to the Mexican consumer. The increase and the resultant instability, including significant business failures, higher interest rates, and high unemployment, have caused a sharp decline in purchases of the Company's products by the Mexican consumer. It is not known if and when the Peso will stabilize at a level where somewhat normal purchasing will resume. Prior to the above mentioned economic and political instability, sales directly and indirectly into Mexico had accounted for a significant portion of Tristar's total sales.

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

         The Company has been unable to determine the effect, if any, that the implementation of the North America Free Trade Agreement ("NAFTA") has had or subsequently will have on the Company's business.


2. Distribution channels. Although the Company is making extensive efforts to market products into Latin America and the chain and mass merchandising channels, the Company continues to remain dependent on its original market, the wholesale channel. The maturation of this market combined with competitive pressures have resulted in a slowing of the general growth of this market. These factors are expected by management to continue to negatively affect results for the remainder of fiscal 1996.

3. Supply of products. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until alternate sources could be found and/or developed.

         In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from related parties. If such affiliates were to cease or to be unable to supply these cosmetic products, the lack of these products, would have an adverse effect on the Company until a secondary supplier could be located.

4. New markets. The Company continues to develop and expand marketing operations in Latin and South America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses or start up costs. In addition certain countries impose strict import restrictions and high levels of taxes on imports that could affect the success of sales and marketing activities and also affect the profitability of such activities.

         At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.


LIQUIDITY AND CAPITAL RESOURCES

The Company obtains working capital from two primary sources: a revolving line of credit and cash generated by operations.

Operating Activities
Operations in the thirteen week period ended December 2, 1995, utilized $2,991,000 in cash primarily due to increased trade accounts receivable ($5,101,000). Offsetting the usage was net income adjusted for non-cash items ($1,176,000).

Accounts receivable grew primarily as a result of a seasonal growth in sales and due to varying extended seasonal financing terms given to customers.

Investing Activities
Capital expenditures during the thirteen week period were $211,000, consisting primarily of investments in machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities. These amounts are not expected to be material to the cash flow of the Company.

Financing Activities
Effective January 1, 1996, the Company consolidated its two revolving lines of credit into a single expanded line of credit that provides for maximum borrowings of $15,500,000 at prime rate (8.5%) plus 2.75 percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability under this credit agreement is based on eligible domestic and foreign accounts receivable,and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

The restated revolving line of credit expires July 1997. This credit facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

During the thirteen week period ending December 2, 1995, short term borrowings increased $3,488,000 to $8,871,000 under the revolving line of credit. Remaining combined availability under the lines existing as of December 2, 1995, was $1,542,000, based on the borrowing formulas.

Management believes that the Company's revolving line of credit, together with cash generated by operations should be sufficient to satisfy its anticipated needs for the balance of fiscal 1996.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's"). The Company has reformulated a number of its products and is in the process of reformulating its primary fragrance lines to achieve compliance with the VOC regulations.
The Company has filed with the CARB required registrations of its products and an application for a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. Following a hearing held in January 1996 relating to its variance request, the staff of CARB recommended that the Company be granted a variance to sell its non-complying products in California until September 30, 1996. The Company believes that its products will be reformulated and will comply with the VOC regulations by September 30, 1996. The CARB is considering the Company's variance request, and a decision is expected shortly. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.


ITEM 2.  CHANGES IN SECURITIES

                 None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The Annual meeting of Stockholders was held on January 11, 1996 at the Company's corporate offices in San Antonio, Texas.

         (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:


                    Richard P. Rifenburgh      Jay J. Sheth
                    Robert R. Sparacino        Viren S. Sheth
                    Aaron Zutler

         (c) (1) Of the 16,138,482 shares represented at the meeting, the directors named in (b) above were elected by the following votes:


                 -------------------------------------------------------------
                   NAME                                NO. OF VOTES RECEIVED
                   ----                                ---------------------
                 -------------------------------------------------------------
                 Richard P. Rifenburgh                            16,080,282
                 Robert R. Sparacino                              16,080,282
                 Aaron Zutler                                     16,080,282
                 Jay J. Sheth                                     16,079,882
                 Viren S. Sheth                                   16,079,822
                 -------------------------------------------------------------


                 (2) Of the 16,138,482 shares voting at the meeting, 16,126,797 voted for the ratification of the appointment of the accounting firm of KPMG Peat Marwick LLP as the Company's independent public accountants for its 1996 fiscal year. The number of shares that voted against the ratification was 1,310 and the holders of 10,375 shares abstained from voting


         (d)     None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      EXHIBITS

10. Consolidated and Restated Loan and Security Agreement with Fremont Financial Corporation, with Special Provisions Rider.

23.              Awareness Letter of KPMG Peat Marwick LLP.

27.              Financial Data Schedule.


         b)      REPORTS ON FORM 8-K

                 1. The Company filed a Current Report on Form 8-K dated November 16, 1995, reporting a change in fiscal year from one ending on August 31 to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. In addition, the Company changed its fiscal quarters such that each quarter consists of 13 weeks and ends on a Saturday.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRISTAR CORPORATION
                                        (Registrant)



Date: January 16, 1996              /s/ Viren S. Sheth
      ----------------              --------------------------------------------
                                    Viren S. Sheth
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 16, 1996              /s/ Loren M. Eltiste
      ----------------              --------------------------------------------
                                    Loren M. Eltiste
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Index to Exhibits

Exhibit No.               Description
-----------               -----------
10.              Consolidated and Restated Loan and Security Agreement with Fremont
                 Financial Corporation, with Special Provisions Rider.

23.              Awareness Letter of KPMG Peat Marwick LLP.

27.              Financial Data Schedule.
