Form 10-Q
period 1996-03-02
TRISTAR CORP
filed 1996-04-22
CIK 737203

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:     March 2, 1996
                                              -----------------------
                             -OR-
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                       Commission File Number  0-13099

                             TRISTAR CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                      13-3129318
  -------------------------------                 ------------------------------
  (State or other jurisdiction of                       (I. R. S.  Employer
   incorporation or organization)                       Identification No.)


          12500 San Pedro Avenue, Suite 500, San Antonio, Texas  78216
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                (210)  402-2200
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

                                        Yes   X     No
                                           -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       On April 19, 1996, there were outstanding 16,635,064 shares of Common Stock, $.01 par value, of the registrant.

                    TRISTAR CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                      --------
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--March 2, 1996 and August 31, 1995                                     3

         Consolidated statements of operations--thirteen and twenty-six week and three and
            six month periods ended March 2, 1996 and February 28, 1995, respectively                       5

         Consolidated statements of cash flows--twenty-six week and six month periods ended
            March 2, 1996 and February 28, 1995, respectively                                               6

         Notes to consolidated financial statements--March 2, 1996                                          7

         Independent Accountants' review report                                                            10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 15

Item 2.  Changes in Securities                                                                             15

Item 3.  Defaults Upon Senior Securities                                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                                               15

Item 5.  Other Information                                                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                                                  15


SIGNATURES                                                                                                 16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    (unaudited)
                                                                      March 2,             August 31,
                                                 ASSETS                 1996                  1995 *
                                                                 -----------------      -----------------
Current assets:
  Cash                                                         $        627,000     $        806,000
  Accounts receivable, less allowance for doubtful accounts
    of $275,000 and $419,000, respectively                            9,484,000            6,038,000
  Accounts receivable-related parties-net                               726,000              662,000
  Inventories                                                        16,241,000           14,406,000
  Prepaid expenses                                                      329,000              253,000
  Deferred income taxes                                               1,101,000            1,101,000
                                                                 -----------------      -----------------
                       Total current assets                          28,508,000           23,266,000
                                                                 -----------------     -----------------
Property, plant and equipment, less accumulated depreciation
  of $4,697,000 and $3,637,000, respectively                          9,564,000            9,851,000
                                                                 -----------------     -----------------
Other assets:
  Warrant valuation, less accumulated amortization
     of $1,394,000 and $1,353,000, respectively                         695,000              736,000

  Other assets                                                          394,000              195,000
  Deferred income taxes                                               2,780,000            2,780,000
                                                                 -----------------     -----------------
                       Total other assets                             3,869,000            3,711,000
                                                                 -----------------     -----------------
  Total assets                                                 $     41,941,000     $     36,828,000
                                                                 =================     =================





* Prepared from audited financial statements for the year ended August 31, 1995.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)


                                                           (unaudited)
                                                             March 2,          August 31,
           LIABILITIES AND SHAREHOLDERS' EQUITY                    1996         1995 *
                                                         ---------------    ---------------
Current liabilities:
  Short-term borrowings                                  $   10,271,000     $   5,383,000
  Accounts payable-trade                                      3,943,000         1,982,000
  Accounts payable-related parties-net                        1,095,000           536,000
  Accrued bonuses                                               159,000            97,000
  Accrued interest expense                                      676,000           603,000
  Other accrued expenses                                      1,300,000         1,248,000
  Taxes payable                                                 391,000           508,000
  Current portion of capital lease obligations                   27,000            30,000
  Current portion of long-term obligations                    2,118,000         2,118,000
                                                         ---------------    ---------------
    Total current liabilities                                19,980,000        12,505,000

Long-term debt, less current portion                          2,937,000         3,044,000
Obligations under capital leases, less current portion           16,000            27,000
Subordinated long-term debt-related parties                  11,166,000        11,166,000
                                                         ---------------    ---------------
    Total liabilities                                        34,099,000        26,742,000
                                                         ---------------    ---------------


Commitments and contingencies


Shareholders' equity:
  Preferred stock, $.05 par value; authorized
  1,000,000 shares; no shares issued                                ---               ---
  Common stock, $.01 par value; authorized
  30,000,000 shares; issued and outstanding
  16,635,064 shares and 16,629,683
    shares, respectively                                        166,000           166,000
  Additional paid-in-capital                                 10,311,000        10,281,000
  Accumulated deficit                                        (2,635,000)         (361,000)
                                                         ---------------    ---------------
    Total shareholders' equity                                7,842,000        10,086,000

  Total liabilities and shareholders' equity             $   41,941,000     $  36,828,000
                                                         ==============     =============



* Prepared from audited financial statements for the year ended August 31, 1995.

See notes to unaudited consolidated financial statements.

                    TRISTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Thirteen          Three         Twenty-Six        Six
                                                                      Weeks            Months          Weeks          Months
                                                                      Ended            Ended           Ended           Ended
                                                                    March  2,        February 28,    March  2,       February 28,
                                                                       1996             1995            1996            1995
                                                                  --------------   -------------  --------------   --------------
Net sales                                                         $   10,112,000   $   8,410,000  $   27,514,000   $   23,485,000

Cost of sales                                                          8,189,000       5,840,000      21,013,000       16,223,000
                                                                  --------------   -------------  --------------   --------------
Gross profit                                                           1,923,000       2,570,000       6,501,000        7,262,000

Selling, general and administrative expenses                           3,865,000       2,805,000       7,265,000        5,729,000
                                                                  --------------   -------------  --------------   --------------
(Loss) income from operations                                         (1,942,000)       (235,000)       (764,000)       1,533,000

Other income (expense):
   Interest expense                                                     (589,000)       (389,000)     (1,125,000)        (797,000)
   Other expense                                                         (67,000)        (66,000)       (385,000)         (52,000)
   Insurance reimbursement                                               ---                             ---            1,250,000
                                                                  --------------   -------------  --------------   --------------
(Loss) income before provision for income taxes                       (2,598,000)       (690,000)     (2,274,000)       1,934,000

Provision for income taxes                                              (120,000)       (225,000)              0        1,042,000

Net (loss) income                                                 $   (2,478,000)  $    (465,000) $   (2,274,000)  $      892,000
                                                                  --------------   -------------  --------------   --------------

Net (loss)  income per common share                               $        ( .15)  $       ( .03) $        ( .14)  $         0.05
                                                                  --------------   -------------  --------------   --------------
Weighted average shares outstanding                                   16,635,064      16,624,203      16,633,626       16,847,920
                                                                  ==============   =============  ==============   ==============

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           Twenty-Six             Six
                                                              Weeks             Months
                                                              Ended              Ended
                                                             March 2,         February 28,
                                                              1996                1995
                                                         ---------------    ---------------
Cash flows from (used in) operating activities
  Net (loss) income                                     $   (2,274,000)     $      892,000
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
    Depreciation and amortization                            1,065,000             861,000
    Provision for losses on accounts receivable                285,000             (99,000)
    Provision for inventory allowances                         632,000             728,000
    Provision for LIFO valuation                                ---                 ---
    Deferred income tax expense                                      0              ---
    Loss on disposal of assets                                  ---                 (4,000)
    Reserve for impairment of assets                            ---                 ---
    Issuance of stock in connection with 401K plan              30,000               6,000
    Amortization of warrant valuations                          41,000             126,000
    Change in operating assets and liabilities:
      Accounts receivable                                   (3,795,000)          1,359,000
      Accounts receivable-insurance reimbursement               ---              1,250,000
      Inventories                                           (2,467,000)         (1,967,000)
      Prepaid expense                                          (76,000)             83,000
      Refundable income taxes                                   ---              1,722,000
      Income taxes payable                                    (117,000)           (571,000)
      Accounts payable                                       2,520,000          (3,689,000)
      Accrued expenses                                         187,000            (223,000)
      Other liabilities                                         ---
                                                        ---------------     ---------------
      Shareholder litigation settlement liability               ---             (4,500,000)
                                                        ---------------     ---------------
    Net cash used in operating activities                   (3,969,000)         (4,026,000)
                                                        ---------------     ---------------

Cash flows (used in) from investing activities:
  Capital expenditures                                        (772,000)           (187,000)
  (Increase) decrease in other assets                         (205,000)             25,000
                                                        ---------------     ---------------
    Net cash used in investing activities                     (977,000)           (162,000)
                                                        ---------------     ---------------
Cash flows from (used in) financing activities:
  Net increase (decrease) in short term borrowings           4,888,000            (163,000)
  Proceeds from subordinated long-term debt                     ---              2,850,000
  Payments on subordinated long-term debt                       ---             (1,000,000)
  Proceeds from long-term debt                                 200,000           1,927,000
  Principal payments under debt obligations                   (307,000)           (481,000)
  Principal payments other long-term debt                      (14,000)            (52,000)
  Collection on receivable from stockholder                     ---                500,000
                                                        ---------------     ---------------
  Net cash provided by (used in) financing activities        4,767,000           3,581,000
                                                        ---------------     ---------------
Net (decrease) increase in cash                               (179,000)           (607,000)
Cash at beginning of period                                    806,000           1,700,000
Pooling adjustment to beginning of                      ---------------     ---------------
  year balance to conform fiscal years
Cash at end of period                                   $      627,000      $    1,093,000
                                                        ===============     ===============




See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 2, 1996


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period and twenty-six week period ended March 2, 1996, are not necessarily indicative of the results that may be expected for the year ending August 31, 1996.

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

            --------------------------------------------------------------
                                             3/2/96             8/31/95
            --------------------------------------------------------------
            Raw materials         $    7,785,000  $    7,269,000
            Work-in-process              586,000         426,000
            Finished goods             9,739,000       8,608,000
                                       ---------       ---------
                                      18,109,000      16,303,000
            Inventory allowances      (1,869,000)     (1,897,000)
                                      ----------      ----------

                                  $   16,241,000  $   14,406,000
                                      ==========      ==========
            --------------------------------------------------------------


NOTE 4:  SHORT-TERM BORROWING

The Company's line of credit provides for maximum borrowings of $15,500,000 at prime rate (8.25%) plus 2.75 percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability is based on eligible domestic and foreign accounts receivable, and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

The line of credit expires July 1997. This facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

Remaining availability under the line as of March 2, 1996, was $418,000, based on the borrowing formulas.


NOTE 5:  LITIGATION AND CONTINGENCIES

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, as well as two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint as amended alleges causes of action by two plaintiffs for libel and seeks indemnification in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, a prior failure to disclose the Core Sheth Families' holdings of Company stock. The complaint as amended also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its financial condition.


         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's"). The Company has reformulated a number of its products and is in the process of reformulating the remainder of its primary fragrance lines to achieve compliance with the VOC regulations. The Company has filed with the CARB required registrations of its products and has received a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. The variance allows the Company to sell its non-complying products in California until September 30, 1996. The Company believes that its products will be reformulated and will comply with the VOC regulations by September 30, 1996. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.


The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.


NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are related parties. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to related parties. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. At August 31, 1995, these payable also included expenses incurred which related to the Company's merger with a related party, Eurostar. The following summarizes the presentations at March 2, 1996 and August 31, 1995.


                                                                         MARCH 2,        AUGUST 31,
                                                                    ---------------------------------
                                                                           1996             1995
                                                                    ---------------------------------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties                           $        869,000        1,070,000

Offset amount                                                               (143,000)        (408,000)
                                                                    ---------------------------------
Net related parties receivables                                     $        726,000          662,000
                                                                    =================================
ACCOUNTS PAYABLE:
Total accounts payable-related parties                              $      1,238,000          944,000

Offset amount                                                               (143,000)        (408,000)
                                                                    ---------------------------------
Net related parties payables                                        $      1,095,000          536,000
                                                                    =================================


The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the twenty six week period ended March 2, 1996, and for the respective period in fiscal 1995, the Company purchased approximately $2,384,000 and $2,618,000, respectively.

During the twenty six week period ended March 2, 1996, and for the respective period in fiscal 1995, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $865,000 and $500,000, respectively.


NOTE 7:  SUBSEQUENT EVENTS:

In March 1996 the Company sold the facility and land located in South Carolina previously utilized for its pencil plant operations. The transaction will be accounted for in the third quarter of fiscal 1996.

                                 PAGE NOT USED

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 2, 1996, AND THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 1995.

On August 31, 1995, the Company merged with Eurostar Perfumes, Inc., and its subsidiaries, accordingly, all fiscal 1995 amounts have been restated to reflect the merger.

For the thirteen week period ended March 2, 1996, the Company recorded a net loss of $2,478,000 or $0.15 per share, bringing the results for the twenty-six weeks ended March 2, 1996 to a loss of $2,274,000, or $0.14 per share. For the three months and six months ended February 28, 1995, the company recorded net loss of $465,000 or $0.03 per share and net income of $892,000, or $0.05 per share, respectively.

NET SALES
Net sales for the thirteen weeks ended March 2, 1996 were $10,112,000, an increase of 20.2%, compared to the net sales of $8,410,000 for the three months ended February 28, 1995. For the twenty-six weeks ended March 2, 1996, sales were $27,514,000, an increase of 17.2% over the six months ended February 28, 1995 ($23,485,000). The increase over the prior fiscal period can be primarily attributed to growth in the U.S. chains, specialty chains, and mass merchandisers. Sales outside the U.S. remained relatively constant in relation to the same periods of fiscal 1995.

NET SALES - CHANNELS OF DISTRIBUTION
The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the twenty-six weeks ended March 2, 1996, the Company continued to experience growth in the U.S. market in chains, specialty chains, and mass merchandiser channels while experiencing a decline in the wholesale channel. The growth was attributable to new customers and products and to expanded distribution within the existing customers base. The wholesale channel has been negatively affected by increased competition, a maturation of that market, and a decrease in purchases by customers who ultimately distributed the Company's product into Mexico, Central and South America. This trend is anticipated to continue. The Company continues to devote resources to all channels of distribution in the U.S. with programs including, but not limited to, promotions and limited advertising.

Sales made directly to foreign-based customers in North and South America as a group remained relatively constant during the first two quarters of fiscal 1996 when compared to the prior year's first two quarters. Economic and political conditions continue to restrict growth in those markets. However, the Company continues to devote resources to these channels of distribution with similar programs to those in the U.S.

NET SALES - RELATED PARTIES
In the second thirteen week quarter of fiscal 1996, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $424,000 as compared to $140,000 for the comparable period ended February 28, 1995. Year to date sales to the Core Sheth Families for fiscal 1996 were $865,000, compared with $500,000 for the six months ended February 28, 1995.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES
Of the net sales in the first twenty-six weeks of fiscal 1996, approximately 12%, or $3,222,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1995, comparable numbers were 13%, or $3,085,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 12% and 13% of cost of sales in the same periods of fiscal 1996 and 1995, respectively.

GROSS PROFIT
The Company's gross profit for the thirteen week and twenty-six week periods ended March 2, 1996 was $1,923,000, or 19.0% of sales and $6,501,000 or 23.6%
of sales, respectively. Gross profit for the three months and six months ended February 28, 1995 was $2,570,000, or 30.6% of sales and $7,262,000, or 30.9% of sales, respectively. The decrease in gross profit in the second quarter of fiscal 1996 in comparison to the second quarter of fiscal 1995 was due to manufacturing variances attributable to the extension of production efforts to meet market demands and to costs associated with the introduction and manufacturing of a new product line. Improved gross profit margins are anticipated for the remainder of the fiscal year as production efficiencies are expected to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") for the thirteen and twenty-six week periods ended March 2, 1996 increased 26.8% to $3,865,000 and 37.8% to $7,265,000, respectively, from $2,805,000 and 5,729,000, respectively, for the like fiscal 1995 periods. SG&A expenses, unrelated to the introduction of new products, as a percentage of sales remained approximately the same. The increases over the prior fiscal periods were due primarily to growth in support of all sales channels and to improved support and controls over other functions within the Company.

NON OPERATING INCOME OR EXPENSE
Interest expense increased for the second thirteen week period of fiscal 1996 over the previous year's like quarter to $589,000 from $389,000, respectively, as a result of increased borrowings under the Company's lines of credit. Interest expense for the twenty-six weeks ended March 2, 1996, increased to $1,125,000 compared to $797,000, for the same period of fiscal 1995.

Foreign currency translation losses of $104,000, merger costs of $76,000, and financing costs associated with Brazilian operations were the primary contributors to increased other expenses in year to date fiscal 1996.

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

    The Company has been unable to determine the effect, if any, that the implementation of the North America Free Trade Agreement ("NAFTA") has had or ultimately will have on the Company's business.


2. Distribution channels. Although the Company is making extensive efforts to market products into Latin America and in the chain and mass merchandising channels, the Company continues to remain dependent on its original market, the wholesale channel. The maturation of this market combined with competitive pressures have resulted in a slowing of the general growth of this market. These factors are expected by management to continue to negatively affect results for the remainder of fiscal 1996.

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

4. New and developing markets. The Company continues to develop and expand marketing operations in Latin and South America. In the process, the Company has invested in inventories and related taxes and continues to incur significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses or start up costs. In addition certain countries impose strict import restrictions and high levels of taxes on imports that could affect the success of sales and marketing activities and also affect the profitability of such activities.

5. Working capital availability. The Company is experiencing a limitation on working capital availability as a result of investments in foreign markets, investments in a new product line, entering a new marketing channel, and operating losses. The Company is currently meeting working capital requirements by maximizing borrowings under the Company's credit facility and by delaying payments to vendors (primarily related parties) beyond customary terms. The inability of the Company to continue to delay payments could have a material adverse effect on the Company.

    At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated by operations, and from the delaying in payments to vendors beyond customary terms.

Operating Activities
Operations in the twenty-six week period ended March 2, 1996, utilized $3,969,000 in cash primarily due to increased trade accounts receivable ($3,795,000) and increased inventory levels ($2,467,000). Offsetting the usage was an increase in accounts payable ($2,520,000).

Accounts receivable grew primarily as a result of a seasonal growth in sales, varying extended seasonal financing terms given to customers, and extended terms given to foreign customers in order to develop those markets. Inventory levels grew primarily as a result of establishing a distribution center in a foreign market and as a result of developing a new product line. Accounts payable increased as the Company delayed payments to certain vendors (primarily related parties) and as the Company increased its purchases for the newly developed product line.

Investing Activities
Capital expenditures during the twenty-six week period were $772,000, consisting primarily of investments in machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities

Financing Activities

During the twenty-six week period ending March 2, 1996, short term borrowings increased $4,888,000 to $10,271,000 under its revolving line of credit. Remaining availability under the line as of March 2, 1996, was $418,000 based on the borrowing formulas.

The Company is currently experiencing a limitation on working capital availability primarily as a result of (1) investments in foreign markets with significant repayments of those investments not projected in the immediate future, (2) investments in the development and introduction of the new product line noted above, (3) the cost of entry into the marketing channel where this new product line is currently being sold, and (4) losses incurred on operations unrelated to the new product line. The restricted availability has resulted in maximization of borrowings under the Company's credit facility and in the delaying of payments to certain vendors (primarily related parties) beyond customary terms. The Company has established programs to improve liquidity through increased emphasis on selling slow moving inventory, through improved management of other inventories, and tightened controls on the utilization of cash in other areas. While the Company anticipates that these measures combined with utilizing its credit facility, cash generated by operations, and the continued ability to extend the payment terms of certain vendors will relieve the limitation on availability prior to the end of the fiscal year, there can be no assurance that the Company will be successful.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CALIFORNIA AIR RESOURCES BOARD

Since January 1, 1995, the Company's personal fragrance products have not been in compliance with regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's"). The Company has reformulated a number of its products and is in the process of reformulating the remainder of its primary fragrance lines to achieve compliance with the VOC regulations. The Company has filed with the CARB required registrations of its products and has received a temporary variance from VOC regulations until all products not meeting the requirements can be reformulated. The variance allows the Company to sell its non-complying products in California until September 30, 1996. The Company believes that its products will be reformulated and will comply with the VOC regulations by September 30, 1996. Any interruption of the Company's sales in California would have a material adverse effect on the Company's financial condition.


ITEM 2.  CHANGES IN SECURITIES

                 None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)      EXHIBITS


27.              Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRISTAR CORPORATION
                                       (Registrant)



Date: April 22, 1996                /s/ Viren S. Sheth
     ----------------------         -------------------------------------------
                                    Viren S. Sheth
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: April 22, 1996                /s/ Loren M. Eltiste
     ----------------------         -------------------------------------------
                                    Loren M. Eltiste
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

27.     Financial Data Schedule.