Form 10-Q
period 1996-06-01
TRISTAR CORP
filed 1996-07-19
CIK 737203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 1, 1996
                                                                 ------------

                                      -OR-

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the transition period from __________ to
             __________

                        Commission File Number  0-13099

                              TRISTAR CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               13-3129318
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S.  Employer
incorporation or organization)                               Identification No.)


          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS  78216
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (210)  402-2200
                                ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirments for the past 90 days.

                      Yes    X                No
                           -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             ON JULY 11, 1996, THERE WERE OUTSTANDING 16,635,064
             SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----
Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--June 1, 1996 and August 31, 1995                              3

          Consolidated statements of operations--thirteen and thirty-nine week and three and
                    nine month periods ended June 1, 1996 and May 31, 1995, respectively             5

          Consolidated statements of cash flows--thirty-nine week and nine month periods ended
                    June 1, 1996 and May 31, 1995, respectively                                      6

          Notes to consolidated financial statements--June 1, 1996                                   7

          Independent Accountants' review report                                                    10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         15

Item 2.   Changes in Securities                                                                     15

Item 3.   Defaults Upon Senior Securities                                                           15

Item 4.   Submission of Matters to a Vote of Security Holders                                       15

Item 5.   Other Information                                                                         15

Item 6.   Exhibits and Reports on Form 8-K                                                          15


SIGNATURES                                                                                          16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       (UNAUDITED)
                                                                          JUNE 1,         AUGUST 31,
                                 ASSETS                                    1996             1995 *
                                                                     --------------     --------------
Current assets:
   Cash                                                              $      304,000     $      806,000
   Accounts receivable, less allowance for doubtful accounts
       of $583,000 and $419,000, respectively                             7,694,000          6,038,000
   Accounts receivable-related parties-net                                  793,000            662,000
   Inventories                                                           15,771,000         14,406,000
   Prepaid expenses                                                         301,000            253,000
   Deferred income taxes                                                  1,101,000          1,101,000
                                                                     --------------     --------------
       Total current assets                                              25,964,000         23,266,000
                                                                     --------------     --------------
Property, plant and equipment, less accumulated depreciation
   of $5,113,000 and $3,637,000, respectively                             8,708,000          9,851,000
                                                                     --------------     --------------
Other assets:
   Warrant valuation, less accumulated amortization
       of $1,415,000 and $1,353,000, respectively                           674,000            736,000
   Other assets                                                             422,000            195,000
   Deferred income taxes                                                  2,780,000          2,780,000
                                                                     --------------     --------------
       Total other assets                                                 3,876,000          3,711,000
                                                                     --------------     --------------
   Total assets                                                      $   38,548,000     $   36,828,000
                                                                     ==============     ==============





* Prepared from audited financial statements for the year ended August 31, 1995.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                     (UNAUDITED)
                                                                       JUNE 1,         AUGUST 31,
               LIABILITIES AND SHAREHOLDERS' EQUITY                     1996             1995 *
                                                                   -------------     -------------
Current liabilities:
  Short-term borrowings                                            $  10,515,000     $   5,383,000
  Accounts payable-trade                                               3,578,000         1,982,000
  Accounts payable-related parties-net                                 1,543,000           536,000
  Accrued bonuses                                                        180,000            97,000
  Accrued interest expense                                               420,000           603,000
  Other accrued expenses                                               1,315,000         1,248,000
  Taxes payable                                                          279,000           508,000
  Current portion of capital lease obligations                            27,000            30,000
  Current portion of long-term obligations                             2,118,000         2,118,000
                                                                   -------------     -------------
    Total current liabilities                                         19,975,000        12,505,000

Long-term debt, less current portion                                   2,686,000         3,044,000
Obligations under capital leases, less current portion                    13,000            27,000
Subordinated long-term debt-related parties                           11,166,000        11,166,000
                                                                   -------------     -------------
    Total liabilities                                                 33,840,000        26,742,000
                                                                   -------------     -------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    no shares issued                                                         ---               ---
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,635,064 shares and 16,629,683
    shares, respectively                                                 166,000           166,000
  Additional paid-in-capital                                          10,311,000        10,281,000
  Accumulated deficit                                                 (5,769,000)         (361,000)
                                                                   -------------     -------------
    Total shareholders' equity                                         4,708,000        10,086,000
                                                                   -------------     -------------
  Total liabilities and shareholders' equity                       $  38,548,000     $  36,828,000
                                                                   =============     =============




* Prepared from audited financial statements for the year ended August 31, 1995.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THIRTEEN            THREE         THIRTY-NINE            NINE
                                                     WEEKS             MONTHS           WEEKS              MONTHS
                                                     ENDED             ENDED            ENDED              ENDED
                                                     JUNE 1,           MAY 31,          JUNE 1,            MAY 31,
                                                      1996              1995             1996               1995
                                                  ------------      ------------    -------------      -------------
Net sales                                         $ 10,997,000      $  8,935,000    $  38,511,000      $  32,420,000

Cost of sales                                        8,683,000         6,532,000       29,696,000         22,755,000
                                                  ------------      ------------    -------------      -------------
Gross profit                                         2,314,000         2,403,000        8,815,000          9,665,000

Selling, general and administrative expenses         4,565,000         3,199,000       11,830,000          8,928,000
                                                  ------------      ------------    -------------      -------------
(Loss) income from operations                       (2,251,000)         (796,000)      (3,015,000)           737,000

Other income (expense):
    Interest expense                                  (620,000)         (393,000)      (1,745,000)        (1,190,000)
    Other expense                                     (262,000)         (290,000)        (647,000)          (342,000)
    Insurance reimbursement                                ---           815,000              ---          2,065,000
                                                  ------------      ------------    -------------      -------------
(Loss) income before provision for income taxes     (3,133,000)         (664,000)      (5,407,000)         1,270,000

Provision for income taxes                                 ---          (214,000)             ---            828,000
                                                  ------------      ------------    -------------      -------------
Net (loss) income                                 $ (3,133,000)     $   (450,000)   $  (5,407,000)     $     442,000
                                                  ============      ============    =============      =============

Net (loss)  income per common share               $       (.19)     $       (.03)   $        (.33)     $         .03
                                                  ============      ============    =============      =============
Weighted average shares outstanding                 16,635,064        16,628,040       16,634,104         16,623,879
                                                  ============      ============    =============      =============





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THIRTY-NINE           NINE
                                                              WEEKS             MONTHS
                                                              ENDED             ENDED
                                                             JUNE 1,           MAY 31,
                                                              1996              1995
                                                          ------------     -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                       $ (5,407,000)    $     442,000
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
    Depreciation and amortization                            1,475,000         1,410,000
    Provision for losses on accounts receivable                690,000           210,000
    Provision for inventory allowances                       1,133,000         1,692,000
    Loss on disposal of assets                                  25,000             5,000
    Issuance of stock in connection with 401K plan              30,000            52,000
    Amortization of warrant valuations                          62,000           190,000
    Change in operating assets and liabilities:
      Accounts receivable                                   (2,477,000)        1,096,000
      Accounts receivable-insurance reimbursement                   --          (815,000)
      Inventories                                           (2,498,000)       (2,317,000)
      Prepaid expense                                          (48,000)           53,000
      Refundable income taxes                                       --         1,722,000
      Income taxes payable                                    (229,000)       (1,790,000)
      Accounts payable                                       2,603,000        (1,160,000)
      Accrued expenses                                         (33,000)         (515,000)
      Shareholder litigation settlement liability                   --        (4,500,000)
                                                          ------------     -------------
    Net cash used in operating activities                   (4,674,000)       (4,225,000)
                                                          ------------     -------------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (931,000)         (550,000)
  Proceeds from sale of fixed assets                           580,000            64,000
  (Increase) decrease in other assets                         (233,000)               --
                                                          ------------     -------------
    Net cash used in investing activities                     (584,000)         (486,000)
                                                          ------------     -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net increase (decrease) in short term borrowings           5,132,000          (547,000)
  Proceeds from subordinated long-term debt                         --         6,550,000
  Payments on subordinated long-term debt                           --        (2,700,000)
  Proceeds from long-term debt                                 200,000                --
  Principal payments under debt obligations                   (558,000)          (30,000)
  Principal payments other long-term debt                      (18,000)          (42,000)
  Collection on receivable from stockholder                         --           500,000
                                                          ------------     -------------
    Net cash provided by (used in) financing activities      4,756,000         3,731,000
                                                          ------------     -------------
NET (DECREASE) INCREASE IN CASH                               (502,000)         (980,000)
CASH AT BEGINNING OF PERIOD                                    806,000         1,700,000
                                                          ------------     -------------
CASH AT END OF PERIOD                                     $    304,000     $     720,000
                                                          ============     =============





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 1, 1996


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period and thirty-nine week period ended June 1, 1996, are not necessarily indicative of the results that may be expected for the year ending August 31, 1996.

As of the beginning of the current fiscal year, the Company changed its fiscal year end from one ending on August 31, to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. In addition, the Company changed its fiscal quarters such that each quarter consists of 13 weeks and ends on a Saturday.


NOTE 2:  NET INCOME PER SHARE

Net income per share amounts were computed based upon the weighted average number of common shares outstanding and common equivalents of dilutive stock options and warrants.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

============================================================
                               6/1/96              8/31/95
- ------------------------------------------------------------
Raw materials             $    8,833,000      $    7,269,000
Work-in-process                  461,000             426,000
Finished goods                 8,635,000           8,608,000
                          --------------      --------------
                              17,929,000          16,303,000
Inventory allowances          (2,158,000)         (1,897,000)
                          --------------      --------------
                          $   15,771,000      $   14,406,000
                          ==============      ==============
============================================================


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

Remaining availability under the line as of June 1, 1996, was $529,000, based on the borrowing formulas.


NOTE 5:  LITIGATION AND CONTINGENCIES

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, as well as two of its directors, by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. As amended, the complaint alleges causes of action by two plaintiffs for libel in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, a prior failure to disclose the Core Sheth Families' holdings of Company stock. The complaint as amended also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its financial condition.

In December 1993, the Company brought an action in the United States District Court for the Eastern District of New York seeking to recover from Ross Freitas and Carolyn Kenner short-swing profits resulting from the purchase and subsequent sale of Company stock in 1989 while both were officers and directors of the Company. On November 9, 1994, the Court awarded the Company partial summary judgment with respect to these claims for approximately $101,000 against Mr. Freitas and $80,000 against Ms. Kenner, plus interest running from May 1989. Mr. Freitas and Ms. Kenner appealed this judgment. On May 21, 1996, a panel of the United States Court of Appeals for the Second Circuit reversed the judgment of the District Court and directed the District Court to dismiss the Company's complaint. The Company has filed a petition seeking a rehearing and requesting that this matter be heard by the full Court of Appeals.

In November 1994, the United States District Court for the District of South Carolina approved the disbursement of $1.25 million to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. In December 1994, $1,000,000 of the proceeds were utilized to repay a portion of the existing long term subordinated debt in accordance with the financing agreement with the Core Sheth Families, a related party. In June 1995, the Company received the balance ($750,000) of the proceeds of the policy as well as approximately $65,000 of interest earned during the period the court held the proceeds. Other claimants under the policy have filed a motion to alter or amend the judgment which ordered the June 1995 disbursement. The Company and these claimants are currently conducting discovery in anticipation of an evidentiary hearing on that motion.

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

NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 84% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those affiliates. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. At August 31, 1995, these payables also included expenses incurred which related to the Company's merger with a related party, Eurostar. The following summarizes the presentations at June 1, 1996 and August 31, 1995.

=============================================================================
                                                    JUNE 1,        AUGUST 31,
                                                 ----------------------------
                                                     1996             1995
                                                 ----------------------------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties        $   847,000        1,070,000
Offset amount                                        (54,000)        (408,000)
                                                 ----------------------------
Net related parties receivables                  $   793,000          662,000
                                                 ============================
ACCOUNTS PAYABLE:
Total accounts payable-related parties           $ 1,597,000          944,000
Offset amount                                        (54,000)        (408,000)
                                                 ----------------------------
Net related parties payables                     $ 1,543,000          536,000
                                                 ============================
=============================================================================


The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the thirty-nine week period ended June 1, 1996, and for the respective period in fiscal 1995, the Company purchased approximately $3,809,000 and $5,244,000, respectively.

During the thirty-nine week period ended June 1, 1996, and for the respective period in fiscal 1995, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,209,000 and $959,000, respectively.

                     Independent Accountants' Review Report




The Board of Directors and Shareholders
Tristar Corporation:

We have reviewed the condensed consolidated balance sheet of Tristar Corporation and subsidiaries as of June 1, 1996, and the related condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended June 1, 1996 and the three month and nine month periods ended May 31, 1995 and the consolidated statements of cash flows for the thirty-nine week period ended June 1, 1996 and the nine month period ended May 31, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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





San Antonio, Texas
July 10, 1996

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 1, 1996, AND THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 1995.

On August 31, 1995, the Company merged with Eurostar Perfumes, Inc., and its subsidiaries, accordingly all fiscal 1995 amounts have been restated to reflect the merger.

For the thirteen week period ended June 1, 1996, the Company recorded a net loss of $3,133,000 or $0.19 per share, bringing the results for the thirty-nine weeks ended June 1, 1996 to a loss of $5,407,000, or $0.33 per share. For the three months and nine months ended May 31, 1995, the Company recorded a net loss of $450,000 or $0.03 per share and net income of $442,000, or $0.03 per share, respectively.

NET SALES

Net sales for the thirteen weeks ended June 1, 1996 were $10,997,000, an increase of 23%, compared to the net sales of $8,935,000 for the three months ended May 31, 1995. For the thirty-nine weeks ended June 1, 1996, sales were $38,511,000, an increase of 19% over the nine months ended May 31, 1995 ($32,420,000). The increase over the prior fiscal period can be primarily attributed to growth in the U.S. chains, specialty chains, and mass merchandisers. Sales outside the U.S. remained relatively constant in relation to the same periods of fiscal 1995.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the thirteen weeks and the thirty-nine weeks ended June 1, 1996, the Company continued to experience growth in the U.S. market in chains, specialty chains, and mass merchandiser channels while experiencing a decline in the wholesale channel in comparison to fiscal 1995. The growth was attributable to new customers and products and to expanded distribution within the existing customer base. The wholesale channel has been negatively affected by increased competition, a maturation of that market, and a decrease in purchases by customers who ultimately distributed the Company's product into Mexico, Central and South America. This trend is anticipated to continue. The Company continues to devote resources to all channels of distribution in the U.S. with programs including, but not limited to, promotions and limited advertising.

Sales made directly to foreign-based customers in North and South America as a group remained relatively constant during the first three quarters of fiscal 1996 when compared to the prior year's first three quarters. Economic and political conditions continue to restrict growth in many of these markets. However, the Company continues to devote resources to selected channels of distribution with similar programs to those in the U.S.

NET SALES - RELATED PARTIES

In the third quarter of fiscal 1996, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $344,000 as compared to $459,000 for the comparable period ended May 31, 1995. Year to date sales to the Core Sheth Families for fiscal 1996 were $1,209,000, compared with $959,000 for the nine months ended May 31, 1995.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES

Of the net sales in the first thirty-nine weeks of fiscal 1996, approximately 11%, or $4,407,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1995, comparable numbers were 13%, or $4,140,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 11% and 13% of cost of sales in the same periods of fiscal 1996 and 1995, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week and thirty-nine week periods ended June 1, 1996 was $2,314,000, or 21% of sales and $8,815,000 or 23% of sales, respectively. Gross profit for the three months and nine months ended May 31, 1995 was $2,403,000, or 27% of sales and $9,665,000, or 30% of sales, respectively. The decrease in gross profit in the third quarter of fiscal 1996 in comparison to the third quarter of fiscal 1995 was due to manufacturing variances attributable to costs associated with the introduction and manufacturing of a new product line and as a result of selling excess and slow moving inventories at below normal selling prices and writing down certain existing inventories to market. Fiscal 1996 year to date gross profits were lower than the comparable period in fiscal 1995 for the reasons stated above for the third quarter and, in addition, was affected by manufacturing variances associated with the extension of production efforts to meet market demands. Gross profit margins are anticipated to remain at the current levels or improve slightly in the last quarter of the fiscal year as production efficiencies are expected to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen and thirty-nine week periods ended June 1, 1996 increased 43% to $4,565,000 and 33% to $11,830,000, respectively, from $3,199,000 and $8,928,000, respectively, for the like fiscal 1995 periods. SG&A expenses, unrelated to the introduction of new products, as a percentage of sales remained approximately the same. The increases over the comparable prior fiscal periods were due primarily to expenses associated with the introduction of a new product line, the costs to develop new channels of distribution, the costs to enter those channels, growth in support of existing sales channels, and increased support and controls over other functions within the Company.

NON OPERATING INCOME OR EXPENSE

Interest expense increased for the third thirteen week period of fiscal 1996 over the previous year's like quarter to $620,000 from $393,000, respectively, as a result of increased borrowings under the Company's lines of credit. Interest expense for the thirty-nine weeks ended June 1, 1996, increased to $1,745,000 compared to $1,190,000, for the same period of fiscal 1995.

Continuing litigation expenses arising from events related to the shareholder litigation in fiscal 1993 and foreign currency translation losses were the primary contributors to increased other expenses in the third quarter of fiscal 1996. In addition, the previous two quarters also included expenses associated with the merger and financing costs associated with Brazilian operations contributing to the increase for the three quarters of fiscal 1996 over the same fiscal 1995 period.

The three quarters of fiscal 1995 included other income of $2,065,000 from insurance proceeds under a company owned executive liability and indemnity policy. The distribution included $65,000 of earned interest.

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

5. Working capital availability. The Company is experiencing a limitation on working capital availability as a result of investments in foreign markets, investments in a new product line, entering new marketing channels, and operating losses. The Company is currently meeting working capital requirements by maximizing borrowings under the Company's credit facility and by delaying payments to vendors (primarily affiliates of the Core Sheth families) beyond customary terms. The inability of the Company to continue to delay payments could have a material adverse effect on the Company.

         At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated by operations, and from delaying payments to vendors beyond customary terms.

Operating Activities

Operations in the thirty-nine week period ended June 1, 1996, utilized $4,674,000 in cash primarily due to increased trade accounts receivable ($2,477,000) and increased inventory levels ($2,498,000), and a net loss of $1,992,000 adjusted for non cash items. Offsetting the usage was an increase in accounts payable ($2,603,000).

Accounts receivable grew primarily as a result of increased sales, entry into new sales channels, varying extended financing terms given to customers, and extended terms given to foreign customers in order to develop those markets. Inventory levels grew primarily as a result of establishing a distribution center in a foreign market and as a result of developing a new product line. Accounts payable increased as the Company delayed payments to certain vendors (primarily affiliates of the Core Sheth families who beneficially own 84% of the Company's outstanding common stock) and as the Company increased its purchases for the newly developed product line.

Investing Activities

Capital expenditures during the thirty-nine week period were $931,000, consisting primarily of investments in machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities

Financing Activities

During the thirty-nine week period ending June 1, 1996, short term borrowings increased $5,132,000 to $10,515,000 under its revolving line of credit. Remaining availability under the line as of June 1, 1996, was $529,000 based on the borrowing formulas.

The Company is currently experiencing a limitation on working capital availability primarily as a result of (1) investments in foreign markets with significant repayments of those investments not projected in the immediate future, (2) investments in the development and introduction of the new product line noted above, (3) the cost of entry into the marketing channel where this new product line is currently being sold, and (4) losses incurred on operations unrelated to the new product line. The restricted availability has resulted in maximization of borrowings under the Company's credit facility and in the delaying of payments to certain vendors (primarily affiliates of the Core Sheth families) beyond customary terms. The Company has established programs to improve liquidity through increased emphasis on selling slow moving inventory, through improved management of other inventories, tightened controls on the utilization of cash in other areas, and reductions of SG&A expenses and headcounts. While the Company anticipates that these measures combined with utilizing its credit facility, cash generated by operations, and the continued ability to extend the payment terms of certain vendors will relieve the limitation on availability prior to the end of the calendar 1996, there can be no assurance that the Company will be successful.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CALIFORNIA AIR RESOURCES BOARD

See the Company's Quarterly report on form 10Q for the thirteen weeks ended March 2, 1996.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)      EXHIBITS


10 Employment Agreement between the Company and Joseph DeKama dated April 19, 1996.

23               Awareness Letter of KPMG Peat Marwick LLP.

27               Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRISTAR CORPORATION
                                                      (Registrant)

Date:    July 16, 1996                     /s/ Viren S. Sheth
         -------------                     -------------------------------------
                                           VIREN S. SHETH
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    July 16, 1996                     /s/ Loren M. Eltiste
         -------------                     -------------------------------------
                                           LOREN M. ELTISTE
                                           Vice-President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
- -------
10               Employment Agreement between the Company and Joseph DeKama dated April 19, 1996.

23               Awareness Letter of KPMG Peat Marwick LLP.

27               Financial Data Schedule.