Form 10-K
period 1996-08-31
TRISTAR CORP
filed 1996-12-16
CIK 737203

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                                             ---------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on November 21, 1996, as reported on the NASDAQ National Market System, was $18,958,000. As of November 21, 1996, the Registrant had outstanding 16,710,176 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing value oriented designer alternative fragrances, complementary products to those fragrances, and cosmetic pencils in North and South America. The Company's fragrances are sold under the Designer Classic Alternatives ("DCA"), Euro Collections ("Euro"), Royal Selections, and Premiere Editions brands. They are designed for consumers who desire a scent similar to an original designer fragrance, but are unwilling or unable to pay the high prices of the originals. The Company also markets and distributes value oriented cosmetics, including premium cosmetics that are alternatives to major brands sold in department stores, again at significantly lower prices than original designer brands. Cosmetics are primarily marketed under the DCA and the Gina Cosmetics lines. The Company conducts business utilizing its sales and distribution facilities in San Antonio, Texas, Mexico City, Mexico, and Sao Paulo, Brazil, its state of the art manufacturing facility in Pleasanton, Texas, and its corporate offices, design studio, and laboratory in San Antonio.

The Company was incorporated in New York in 1982 and made an initial public offering of its common stock in 1984. In 1987, the Company was reincorporated in Delaware. The Company changed its name from Ross Cosmetics Distribution Centers, Inc. to Tristar Corporation in 1993.

The Company's major shareholder, the Core Sheth Families ("Sheth Group"), beneficially holds 78% of the Company's outstanding common stock. Through their various worldwide vertically integrated companies, the Company believes that the Sheth Group is the world's largest manufacturer (based on number of units produced) of lower priced value oriented fragrances. They are also significant manufacturers of lower priced, value oriented cosmetic products. The Sheth Group is also a supplier of products and components to the Company's sales, distribution and manufacturing operations, and a purchaser of the Company's products.

The fragrance manufacturing capability of the Company was acquired in August 1995, as a result of a merger with Eurostar Perfumes, Inc., ("Eurostar"), an affiliate of the Core Sheth Families and the manufacturer of substantially all of the Company's products prior to the merger. The merger was accounted for in a manner similar to a pooling of interests. Accordingly, for periods ending August 31, 1995 or prior, the Company's financial statements have been restated to include the results of Eurostar. All subsequent discussions and disclosures in this document are as though Eurostar has been a part of Tristar since the inception of Eurostar in 1992.

         Products

The Company's principal product category is fragrances with the balance consisting of cosmetics, cosmetic pencils and toiletry products. The following table reflects the dominance of the fragrance category's contribution to the Company's net sales for the last three fiscal years:

==========================================================================================================
            PRODUCT CATEGORY                       FISCAL 1996           FISCAL 1995          FISCAL 1994
----------------------------------------------------------------------------------------------------------
             FRAGRANCES                                 80%                  78%                  79%
----------------------------------------------------------------------------------------------------------
             OTHER PRODUCTS                             20%                  22%                  21%
==========================================================================================================

Fragrance sales in fiscal 1996 grew both as percentage of total sales as well as in dollars of sales when compared to fiscal 1995. In fiscal 1994, sales were made predominantly to wholesalers, whereas by the end of fiscal 1996, the Company expanded its distribution base to retail chains through the distribution of its new premium quality, premium priced Designer Classic Alternatives product line which was introduced in December 1995. The Company has formalized the distribution of the Euro Collections line into the retail market both in the United States as well as in Latin America, while concurrently developing a new line (Royal Selections) primarily to serve the needs of other trade classes. The Company intends to continue to transition to a broader based distribution strategy, which the Company believes will result in less dependence on a single trade class channel in fiscal 1997. The Company implemented this strategy primarily as a result of increased opportunities in the retail sector and in the wholesale, specialty store, and dollar store channels both in the U.S. and Latin America, and the results achieved with the DCA product line in the drug chains. The financial results for fiscal 1996, while reflecting a growth in sales, were materially affected by the costs associated with the implementation of the strategies to develop and introduce the new DCA product, develop the retail sales channels, reposition the Euro Collections line, and develop the Latin America channels of distribution. The Company believes that some of the benefits of the costs incurred in fiscal 1996 will accrue to the Company in 1997.


                                   Fragrances

The Company's marketing strategy for designer alternative fragrances addresses four distinct segments of the fragrance market with four separate product lines:

o The premium quality and premium priced "flagship" line, DCA, which was developed and successfully introduced in fiscal 1996, enables the Company to compete in retail chains including leading drug, food and mass merchandisers, who look to promote higher price point and higher profit brands. The Company focused significant resources in fiscal 1996 on the development of this product line, the development of related distribution channels and in developing programs to increase consumer awareness. (See further discussion of investments in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) DCA has a suggested retail price to the consumer of $9.99 per bottle.

 o The Euro Collections alternative designer fragrance line, which has lower price points than the DCA line, is also marketed in the traditional retail chain stores both in the United States and Latin America. The Euro line, first introduced in 1989, is the predominant fragrance line of the Company and until fiscal 1996 had been the Company's principal brand in the wholesale market. To strengthen the Euro Collection's franchise in retail stores, its packaging was redesigned in the latter part of fiscal 1996 in order to enhance its image and position. Euro fragrances have suggested retail prices of $3.99 to $4.99 per bottle.

 o The Premiere Editions line is a budget price brand that is oriented toward dollar stores and other budget-price retailers. This line of alternative designer fragrances was newly re-staged at the end of fiscal 1996 by increasing the bottle size and redesigning all packaging. Sales of the redesigned product began in early fiscal 1997 at the same price point as previously sold, providing increased value in comparison to competition. The consumer can purchase fragrances in this line in a suggested retail price range of $0.99 to $1.50 per bottle.

 o In the fourth quarter of fiscal 1996, the Company developed a new designer alternative fragrance line, Royal Selections, designed to recapture a significant part of the wholesale trade class. Royal Selections carries a price below that of major competition, with unsurpassed quality packaging, bottles, and fragrances. This line was introduced at the beginning of fiscal 1997 and sells to consumers at a suggested retail price of approximately $2.99 to $3.99.

In fiscal 1996, the Company sold the remaining inventory of two other fragrance brands (Euro Elegance and Club Exclusif), which were subsequently discontinued.

The Company believes that to successfully market a fragrance product line, one must identify a market niche and then fill that niche with a value-priced, quality product presented in attractive bottles, cartons and displays. All of the Company's fragrance lines feature quality glass bottles and caps designed in various unique shapes and styles. The Company's fragrances are packaged in colorful cartons designed with the latest technology to appear attractive to the consumer. All fragrances are designed by the Company's and the Sheth Group's expert perfumers as alternatives to some of the most popular, nationally branded, designer fragrances. They are sold, however, at a fraction of the original designer fragrance's retail price to satisfy the needs of the consumers in specific niche markets.

Prior to the introduction of new or improved fragrances, market evaluation and consumer testing is conducted by the Company with selective testing also done by independent outside laboratories. The Company believes that the success of these products is dependent on the Company correctly identifying the needs of a particular market niche and then, ultimately, on the consumers' acceptance of the product. Life cycles of products vary significantly, with some being successfully marketed for more than five years, whereas other products may fail to gain consumer acceptance and be discontinued within a shorter period of time. The Company believes that the success of the Company's products in the market place is largely dependent on the amount and quality of retail advertising and promotion original designers give to their brands, the appeal of the scent itself, and the merchandising and trial programs that the Company develops to accelerate consumer awareness.

Each of the Company's four fragrance product lines has, or will have, companion products, which are discussed below in "Other Products".

The Company anticipates revenue growth in all fragrance lines in fiscal 1997 as the Company strengthens its marketing programs and targets specific products to specific market niches. The streamlining and upgrading of the Euro Collections and Premiere lines, and increased consumer acceptance of the DCA line are expected to contribute to such revenue growth. Based on preliminary sales demand in the first quarter of fiscal 1997, the newly introduced Royal Selections fragrance line is also expected to favorably contribute to sales growth.

                                 Other Products

The Company markets numerous complementary products within each fragrance line such as deodorant sticks, dusting powders, shaker talcs, trial/travel sizes and gift sets. In most cases, these companion products are marketed as designer alternatives and are value priced significantly below the prices of the national brands. Certain of these toiletry products, or variations thereof, also are marketed under the Company's Everscent and Simply You brand names.

The Company markets under the brand names of DCA and Gina Cosmetics, proprietary lines of cosmetics including nail, lip color, eye products, and other cosmetic items, all of which are manufactured by related parties. Cosmetics sold under the DCA line are premium quality lip and nail products designed as alternatives to original designer products. The DCA products are sold primarily in chain stores at prices significantly less than the original designer's price. Cosmetic products under the Gina Cosmetics line are geared to price conscious consumers and are primarily marketed in the wholesale class of trade and in dollar stores. During fiscal 1996, the Company discontinued all Roxy and Apple cosmetics lines, except for the Apple lip and eye cosmetic pencils, and as of August 31, 1996, had sold most of the non- pencil inventory.

The Apple line of lip and eye cosmetic pencils, which is manufactured by the Company, is marketed and distributed in assorted colors and sizes. Private label cosmetic pencils are also produced for selected customers, including an affiliate of the Core Sheth Families.

New, redesigned, or replacement cosmetics, except for cosmetic pencils, are developed by the Company's suppliers at the request of the Company. The Company believes that like fragrances, selecting the right cosmetic products for a particular market segment and acceptance by the consumer play a large role in the success or failure of any particular product.

The Company believes that revenues for both the complementary products to the fragrance lines and cosmetics will increase in fiscal 1997. Such growth is expected to result from increases in the existing lines and the addition of new products

         Customers

The Company distributes its products to more than 1,000 customers, including wholesalers, distributors, drug and grocery chains, mass merchandising chains and specialty chain stores located primarily in North and South America. These customers represent over 35,000 outlets for the Company's products. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

The Company has invested heavily in developing the mature U.S. retail markets and in starting to develop the emerging mass markets in Latin America. The Company believes that the customer base in the mass Latin American markets, which appear to fit the Company's target customer profile, presents an excellent opportunity for future growth.

The Company has focused the expansion of the customer base in the U.S. on creating and repositioning products to better meet the needs of its existing channels of distribution and in gaining entrance into certain new channels. A major focus of investment in fiscal 1996 has been on developing customer bases in the most populous countries in Latin America - Mexico and Brazil. This development was facilitated by establishing sales and distribution operations in those countries in fiscal 1995 and 1996, respectively. The Company services other countries in Latin America through regional and national distributors within the various countries. An entity of the Core Sheth Families is the national distributor in Argentina. These distributors are supplied by the Company's Texas distribution center that also services the United States and Canadian markets.

Sales to customers in the United States were $37.2, $28.5, and $38.1 million for fiscal years 1996, 1995 and 1994, respectively. For the years ended August 31, 1996, 1995, and 1994, $14.5 million (28% of net sales), $16.2 million (36%
of net sales), and $13.1 million (25% of net sales), respectively, were exported directly to foreign customers or sold through the Company's subsidiaries in Mexico and Brazil. Certain of the sales to U.S. customers are ultimately resold outside of the U.S. The amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. As a significant portion of the Company's products is sold directly or indirectly into the Latin American market, there are certain factors such as political and economic conditions that could have an adverse effect on these sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations (Potential Adverse Effects on Results of Operations for Future Periods)" for a specific discussion of those risks.

The North and South America markets will continue to be the focus of the Company's marketing strategy as other Core Sheth Families affiliates distribute similar products throughout the rest of the world. The Company does anticipate some increase in sales outside North and South America in fiscal 1997, primarily in the newer Royal Selections and DCA product lines, and principally to Core Sheth Families affiliates.

The Company is not dependent upon a single or a few customers, and the loss of a single or a few customers would not have a material adverse effect on the Company's business. In fiscal 1996, 1995, and 1994 no single customer accounted for more than seven percent of the Company's total sales.

         Suppliers

At present, the Company purchases the glass containers for its fragrances from European glass manufacturers. If these products were unavailable from one of these suppliers, the Company believes that it could purchase such products from other suppliers without any significant delays.

In addition, the Company purchases specially blended fragrance compounds principally from a Core Sheth Families affiliate in France. In the event that the supplier was unable to provide the compounds, the Company could suffer minor manufacturing delays until the primary suppliers could be replaced by another Core Sheth Families affiliate or a secondary source.

The Company's ability to satisfy sales orders for its fragrance products is directly dependent on its ability to manufacture these products. If the Company were physically unable to manufacture its products, and inventory and demand levels were normal, the effect on the Company would in general be minimal as Core Sheth Families affiliates and others have similar manufacturing facilities available to support the Company. However, in instances where demand for fragrances was strong and the Company had inadequate inventory levels, the Company would be adversely impacted. The inability to manufacture cosmetic pencils at its Texas facility until a secondary source could be located would have relatively minor adverse effect.

The Company is dependent on the supply of cosmetics, other than cosmetic pencils, from Core Sheth Families affiliates. If any of these companies were to cease or be unable to supply these cosmetic products, the lack of such products could have an adverse effect on the Company until secondary suppliers could be located.

         Patents and Trademarks

The Company and a Core Sheth Families affiliate own or have applied for, substantially all of the product name trademarks for the fragrance and cosmetic products sold by the Company. The Company is dependent on the continued use of these trademarks; however, the cessation of the Company's right to use such trademarks of the Core Sheth Families affiliate would not have a materially adverse effect on the Company's business.

         Backlog of Orders

The Company had no substantial backlog of orders at the end of fiscal years 1996, 1995 and 1994.

         Raw Materials

The Company's raw material inventories support the fragrance and cosmetic pencil manufacturing operations. The principal components of that inventory are currently purchased from limited or single sources of supply. Management believes the cessation of supply for the fragrance components from any of the primary suppliers could be replaced by a Core Sheth Families affiliate or a secondary source with minimal difficulties.

         Environmental Laws

In the opinion of management, compliance by the Company with federal, state and local laws relating to the protection of the environment has had no material effect upon the Company's capital expenditures, earnings or competitive condition. The Company has reformulated certain of its products to meet the requirements of the California Air Resources Board, See "Legal Proceedings".

         Competition in the Fragrance and Cosmetics Industry

The fragrance and cosmetics industry is characterized by intense competition, particularly in the U.S. While pricing and terms are the principal factors in competition, product quality, presentation, merchandising and advertising programs, and customer service (incorporating available inventories and prompt delivery) are also very important additional competitive features in the overall industry.

Principal competitors in designer alternative fragrances include Jean Philippe Fragrances, Inc., Paris Designs, Inc., and Parfums de Coeur, and in budget cosmetics, Artmatic USA Cosmetics, Wet-N-Wild, and Jordana Cosmetics Corporation.

While the Company is a significant participant in the value oriented designer alternative fragrance market and has had historically many of the resources of the Core Sheth Families available to it, the Company is a relatively small participant in the total fragrance and cosmetics industry. Many of the other companies in the industry, including virtually all large mass-advertised brand manufacturers such as Revlon, L'Oreal, Coty, and Proctor and Gamble are well established and have been in existence for a significantly longer period of time than the Company. Such companies have higher leverage and resources such as financial, marketing, research, manufacturing, and personnel, substantially greater than the Company will have available in the foreseeable future. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

         Inventory

The Company maintains finished goods inventory at its Texas, Mexico and Brazil warehouse facilities to meet the demands of its customers. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

         Seasonality

The Company's business has historically been subject to seasonal factors relating to calendar year-end holidays, which has resulted in increased net sales in the first and fourth quarters of the Company's fiscal year. The Company believes that with its range of products, distribution channels, and promotional activity, it should over time be able to reduce some of the differences between quarters, however, the nature of the fragrance market will result in a continuation of the pattern.

         Employees

The Company employs approximately 300 people as regular employees. Additionally, during peak production periods the Company utilizes temporary or seasonal employees to augment its workforce. During the past two fiscal peak production periods the Company has utilized up to 300 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is satisfactory.



ITEM 2.  PROPERTIES

The Company owns a manufacturing plant that consists of a 132,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

The Company is currently leasing approximately 72,000 square feet of storage, shipping, and office space for its San Antonio distribution center. The lease has an annual rate of $207,000, subject to adjustments, and expires in February 1998.

The San Antonio corporate offices, design studio, and laboratory occupy approximately 23,000 square feet of office space. The leases have a current annual rate of $225,000, subject to adjustments, and expire in January 1998.

The Company also leases approximately 1,000 square feet of sales office space in New York City and 26,000 square feet of office and distribution space in Mexico and Brazil.

The Company currently has under lease approximately 1,900 square feet of facilities that it is subletting.


ITEM 3.  LEGAL PROCEEDINGS

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleges causes of action by two plaintiffs for libel and seeks indemnification in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, a prior failure to disclose the Core Sheth Families' holdings of Company stock. The complaint also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

         INSURANCE POLICY REIMBURSEMENT

During 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. The distribution of $750,000 of the total, plus interest of approximately $65,000, is being contested by two other claimants under the policy. The Company believes that the ultimate disposition of the matter will not have a material adverse effect on its business, financial condition or results of operations.

         CALIFORNIA AIR RESOURCES BOARD

Since the effective date (January 1, 1995) of regulations of the California Air Resources Board ( the "CARB") with respect to volatile organic compounds "(VOC's"), the Company has not been in compliance with those regulations. The Company was granted a temporary variance from VOC regulations under which the Company was allowed to continue to manufacture non-complying product until September 30, 1996. The variance also allows the Company to continue to sell its remaining inventory of non-complying products in California until June 30, 1997. The Company had as of September 30, 1996, reformulated all of its fragrance products to achieve compliance with the VOC regulations.

         EMPLOYMENT CLAIMS

In May 1995, a suit was filed in Texas state court against the Company by the former in-house counsel for Eurostar, who was terminated approximately 45 days after his employment commenced and within the probationary period of his employment arrangement. Plaintiff filed suit against the Company, making certain allegations, including breach of contract, violations of various state and federal laws, retaliatory termination and misrepresentations. An out-of-court settlement with the plaintiff was reached in November 1996.

         OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition. The Company anticipates that it may incur expenses related to ongoing litigation involving the non-settling defendants from previously settled stockholder class action litigation against the Company and from a related lawsuit against the Company's former auditors. Any expenses incurred are not expected to be material to the Company's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

========================================================================================
                                           FISCAL 1996               FISCAL 1995
                                       -------------------------------------------------
                                       HIGH          LOW          HIGH         LOW
----------------------------------------------------------------------------------------
            FIRST QUARTER             $7 1/8       $5 1/4        $5 7/8      $3 7/8
----------------------------------------------------------------------------------------
            SECOND QUARTER            $7 3/4       $6 1/2        $5 5/8      $5 1/8
----------------------------------------------------------------------------------------
            THIRD QUARTER               $8         $7 3/8          $6          $5
----------------------------------------------------------------------------------------
            FOURTH QUARTER            $7 7/8       $7 1/4        $5 1/2        $5
========================================================================================


On November 21, 1996, the closing bid price for the Company's Common Stock, as
reported by NASDAQ, was    $7 1/32.

    (b)  HOLDERS

As of November 21, 1996, the approximate number of holders of the Company's Common Stock was approximately 1,350.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:

===============================================================================================================
                                                             YEARS ENDED AUGUST 31,
                                    ---------------------------------------------------------------------------
                                       1996            1995           1994             1993           1992
---------------------------------------------------------------------------------------------------------------
REVENUES                             $51,720,000    $44,728,000     $51,244,000     $51,690,000     $47,735,000
---------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                  $(12,053,000)     $(932,000)      $1,390,000    $(4,724,000)      $2,788,000
---------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME PER COMMON
SHARE:                                $(.72)          $(.06)          $.08            $(.28)          $.22

---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:                   16,635,888     16,625,341      16,851,644      16,601,048      12,893,233


---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                         $33,767,000    $36,828,000     $40,902,000     $39,116,000     $27,771,000
---------------------------------------------------------------------------------------------------------------
SHORT TERM BORROWINGS                 $9,319,000     $5,383,000      $4,511,000      $2,505,000      $3,630,000
---------------------------------------------------------------------------------------------------------------
LONG TERM DEBT                        $3,234,000     $3,719,000      $4,861,000      $8,168,000      $5,801,000
---------------------------------------------------------------------------------------------------------------
SUBORDINATED LONG TERM DEBT          $12,666,000    $12,666,000     $11,216,000     $10,469,000      $1,409,000
---------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER
COMMON SHARE                          $ -0-           $ -0-           $ -0-           $ -0-           $-0-
===============================================================================================================

The Company has significant related party transactions. See Note 7 of the Notes to Consolidated Financial Statements.

In fiscal 1993, the Company recorded a $9.5 million (pretax) charge in connection with settlement of the class action litigation.

The Company has recorded legal and professional expenses of $180,000, $269,000, $208,000 and $2,758,000 in fiscal 1996, 1995, 1994 and 1993, respectively, associated with the stockholder litigation and other events that were the subject of an internal investigation by the Special Committee of the Board.
See Note 14 of the Notes to the Consolidated Financial Statements.

The Company recorded other income of $2,065,000 in connection with receipt of insurance proceeds in fiscal 1995. See Note 18 of the Notes to the Consolidated Financial Statements.

The Company recorded expense of $83,000, $986,000 and $367,000 in fiscal 1996, 1995 and 1994, respectively, associated with the value assigned to the granting of new common stock purchase warrants related to the settlement of the prior stockholder class action litigation and to the extension of the exercise date on existing warrants.

The Company recorded merger related expenses of $76,000 in fiscal 1996 and $686,000 in fiscal 1995.

During the fourth quarter of fiscal 1996 the Company recorded deferred income tax expense of $3,881,000 resulting from the establishment of a valuation allowance for deferred tax assets. See Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Within the following discussion and analysis, financial information relating to fiscal years 1995 and 1994 reflects the financial results of the combined entities of Tristar and Eurostar, which were merged on August 31, 1995. See
Note 2 of the Notes to Consolidated Financial Statements. The combination was treated in a manner similar to a pooling of interests.

RESULTS OF OPERATIONS -- FISCAL 1996 COMPARED TO FISCAL 1995

Tristar markets and distributes products to wholesalers, distributors, chain stores, specialty chains, mass merchandisers, and independent retail stores in various markets throughout North and South America. Net sales for the fiscal year ended August 31, 1996 were $51,720,000, an increase of 15.6%, compared to net sales of $44,728,000 in the fiscal year ended August 31, 1995. The increase is primarily attributable to the development of the drug and grocery chain market utilizing the new DCA product line as well as increased sales in Mexico, Brazil, and other U.S. chains, specialty chains, and mass merchandisers. Somewhat offsetting these increases was a loss of sales in the rest of Latin America and in the U.S. wholesale channel. The loss in the U.S. wholesale channel was primarily due to increased competition, a maturation of that market, a decrease in purchases by customers who ultimately distributed the Company's products into Latin America, and as a result of repositioning the Euro Collections fragrance line outside of the wholesale channel in the latter part of fiscal 1996 in anticipation of the introduction of the new Royal Selections fragrance line into that channel in early fiscal 1997.

The Company believes that sales will increase in all channels of distribution in fiscal 1997 primarily as a result of (1) increased customer and consumer acceptance of the DCA product line introduced in fiscal 1996, (2) the repositioning of the Euro Collections fragrance line into the retail store channel and out of the wholesale channel, (3) the successful introduction of the new Royal Selections fragrance line into the wholesale channel in the first quarter of fiscal 1997, and (4) the redesign and reintroduction of the budget Premiere fragrance line. Sales in Latin America are expected to benefit from the combined actions of repositioning of the Euro Collections fragrance line and the introduction of the Royal Selections line.

Overall, the Company's direct exports decreased to $14,524,000, (28%) of net sales, in fiscal 1996 compared to $16,152,000, (36%) of net sales, in fiscal 1995. The decrease in direct exports is largely due to political and economic uncertainties in certain Latin America countries. In Brazil, the Company initiated the development of formal channels of distribution after establishing sales and warehouse facilities in early fiscal 1996. The Company believes that the Brazilian market presents a strategic opportunity for growth in sales in the future. During fiscal 1996, the Company experienced an increase in the sales that were lost in Mexico after the economic and political effects of the Nuevo Peso devaluation in fiscal 1995, which severely affected the purchasing power of the Mexican population. After the devaluation, the Company embarked on a strategy to formalize distribution of the Euro Collections line in Mexico servicing retail outlets primarily through the Company's warehouse in Mexico City. While sales growth was achieved under this distribution strategy, the economic and political pressures continued in fiscal 1996 and limited such growth. The Company believes that sales growth will continue in fiscal 1997. Sales in the rest of Latin America were down in comparison to fiscal 1995, primarily as a result of economic and political conditions in several of those countries.

Included in export sales were sales of $1,997,000 in fiscal 1996 and $1,299,000 in fiscal 1995 to Core Sheth Families affiliates. See "Business (Suppliers)" and Note 7 of the Notes to Consolidated Financial Statements.

Approximately two-thirds of the growth in sales resulted from increased sales in the fragrance lines. The new DCA fragrance line along with higher sales in the two discontinued fragrance lines, Club Exclusif and Euro Elegance, contributed to the growth in sales. The discontinued lines were sold at prices significantly below list, therefore generating additional sales, but at reduced margins. The Euro Collections line and the Premiere line remained essentially constant in comparison to fiscal 1995 levels.

Sales growth outside the fragrance lines was principally realized in increased cosmetic pencil sales and in sales of the new DCA cosmetic line.

Of the net sales in fiscal 1996, approximately 12%, or $6,165,000, resulted from the sale of products purchased from related parties as finished goods.
For fiscal 1995, comparable numbers were 15%, or $6,808,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 8% of cost of sales in fiscal years 1996 and 1995. See
Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Tristar's gross profit both in dollar terms and as a percentage of sales declined in fiscal 1996 as compared to fiscal 1995. Comparable numbers were $10,919,000, or 21.1%, in fiscal 1996 and $13,001,000, or 29.1%, in fiscal
1995. Several factors which contributed to this decline were the sale of discontinued product and product lines at selling prices below normal, manufacturing variances attributable to costs associated with the introduction and manufacturing of a new product line, manufacturing variances associated with the extension of production efforts to meet market demands, and the write-down of certain inventories to market. The Company believes that gross profit as a percentage of sales in fiscal 1997 will improve over the fiscal 1996 levels as manufacturing costs are expected to decrease and sales of discontinued products are expected to be lower in fiscal 1997. The Company believes that gross profit in fiscal 1997 will be negatively impacted by manufacturing variances associated with the extension of production efforts to meet market demands during the peak season (the first quarter).

Selling, general and administrative expenses ("SG&A") increased in fiscal 1996 to $16,285,000 from the fiscal 1995 level of $11,654,000. The increase can be attributed to expenses associated with the introduction of the new DCA product line, costs to develop new channels of distribution, costs to enter those channels, growth in support of existing sales channels, and increased support in other functions within the Company. As a percentage of sales, SG&A was 31.5% in fiscal 1996 compared to 26.1% in fiscal 1995. Fiscal 1995 SG&A included expenses incurred in the relocation of the pencil manufacturing operations from South Carolina to Texas and an expense of $187,000 to reduce the book value of the plant and surrounding land in South Carolina to their estimated net realizable value.

Management believes that SG&A will decrease in dollar terms and as a percentage of sales in fiscal 1997 as the Company builds on its investments in products and markets developed in fiscal 1996, and limits significant expenditures on new products and markets.

Interest expense increased by $718,000 in fiscal 1996 from the 1995 level of $1,641,000. This increase is primarily attributable to increased average short term borrowings. The Company believes that interest expense will be higher in fiscal 1997 due to expected increased borrowing levels under the revolving credit line as the Company strives to improve its market position in the United States and Latin America.

Fiscal 1996 expenses included merger related expenses of $76,000, litigation expenses arising from events related to the shareholder litigation of $189,000, and $83,000 of expenses related to the amortization of the warrant valuation asset. These respective expenses in fiscal 1995 were $686,000, $269,000, and $986,000.

In fiscal 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. In addition, a distribution of $65,000 of interest earned was received. The distribution of $750,000 of the total has been contested by two other claimants under the policy. See "Legal Proceedings (Insurance Policy Reimbursement)" at page 8.

The Company recorded income tax expense (net of income tax benefits of $149,000) of $3,732,000 in fiscal 1996 which compared to an expense of $661,000 in fiscal 1995. The fiscal 1996 amount reflected the reduction of the deferred tax assets ($3,881,000) to zero as a result of management's reassessment of the realizability of the asset under the guidelines of Financial Accounting Standards No. 109, "Accounting for Income Taxes". While management believes that the Company will ultimately realize the benefit of the asset, the uncertainty of when those benefits will be realized, precludes reflecting the asset on the financial statements as of August 31, 1996.

The Company recorded a net loss of $12,053,000 or $0.72 per share for fiscal 1996. In fiscal 1995, the Company recorded net loss of $932,000 or $0.06 per share.

Potential Adverse Effects on Results of Operations for Future Periods

The results for fiscal 1997 could be adversely affected by each or all of the following factors:


1. Mexican Market. The market for the Company's products continues to be negatively impacted as a result of the devaluation of the Mexican Nuevo Peso in December 1994 and the subsequent economic and political instability. These factors sharply reduced the purchasing power of the Mexican consumer and therefore the demand for the Company's products was adversely affected. Any future significant deterioration of the Peso's value would be expected to further adversely affect the Company's sales in Mexico and also the collectability of accounts receivable. The Company believes that some of its customers based in the United States sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities may have an adverse effect on the Company's sales to such customers.

2. Latin America Economies. Growth in sales, or even the maintenance of existing sales levels, in certain Latin American countries depends to a large extent on the economic health and political stability of those countries. Any deterioration in the economic or political stability in such countries could adversely affect sales.

3. Supply of Products. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Core Sheth Families affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.

4. New Markets. The Company continues to develop and expand sales and marketing operations in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions and high levels of taxes on imports, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

5. Limitations on Working Capital. The Company experienced a limitation of working capital availability in the latter part of fiscal 1996 primarily as a result of (1) investments in foreign markets with benefits of those investments not projected to accrue to the Company in the immediate future,
    (2) investments in the development and introduction of the new DCA product line, (3) the cost of entry into the marketing channel where the new DCA product line is currently being sold, and (4) losses incurred on operations unrelated to the new DCA product line. The restricted availability resulted in the maximization of borrowings under the Company's credit facility and in delaying payments to certain vendors (primarily affiliates of the Core Sheth families) beyond customary terms. While management does not anticipate such an event, a severe recurrence in the future could restrict the Company's ability to purchase components. The inability to purchase certain components could reduce the Company's ability to manufacture product with a resultant negative impact on sales and results of operations.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on the Company's fiscal 1997 results.

RESULTS OF OPERATIONS -- FISCAL 1995 COMPARED TO FISCAL 1994

Net sales for the fiscal year ended August 31, 1995 were $44,728,000, a decrease of 12.7%, compared to net sales of $51,244,000 in the fiscal year ended August 31, 1994. This decrease was primarily attributable to the impact of economic and political conditions on customers in Mexico.

Tristar marketed and distributed products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America. The Company experienced a loss of sales in fiscal 1995 in the wholesale channel, primarily because of the decrease in sales in Mexico, and, to a much lesser extent, from a general decrease in the market demand in that channel as it matured. The other channels grew in fiscal 1995 compared to fiscal 1994 primarily in Latin America (excluding Mexico) as the Company appointed additional distributors and in the U.S. as the Company continued to expand its marketing efforts in the chain store and mass merchandising channels. The independent retail channel continued to remain a small part of the Company's sales.

Overall the Company's direct exports increased to $16,152,000 (36%) of net sales in fiscal 1995 compared to $13,057,000 (25%) of net sales in fiscal 1994. The increase in direct exports was largely due to the increase in activity in Latin America, excluding Mexico, as the Company continued to expand in those markets. In fiscal 1995, the market for the Company's products in Mexico decreased substantially as a result of economic and political conditions.
Those conditions, which included the devaluation of the Nuevo Peso in December 1994, severely affected the purchasing power of the Mexican population. Both direct sales to customers in Mexico and indirect sales into Mexico (product distributed into Mexico by U. S. based customers) declined substantially in fiscal 1995 as compared to fiscal 1994, although the precise volume of indirect sales cannot be determined as customers do not provide such information to the Company.

Export sales of cosmetic pencils to a Core Sheth Families affiliate increased in fiscal 1995 to $514,000 from $374,000 in fiscal 1994. See "(Suppliers)" and
Note 7 of the Notes to Consolidated Financial Statements.

Distribution in the U. S. markets is believed to have remained relatively constant between fiscal 1995 and fiscal 1994. As sales to U. S. customers include product that is ultimately destined for countries outside the U. S., as noted above, it is not possible to determine precisely the amount of sales that ultimately remain in the U. S. marketplace. However, it is believed that while there was a decline in the wholesale market in the U.S., the growth in the chain store and mass merchandising channels compensated for such decreases.

In fiscal 1995, the Euro Collections Fragrance line, the Company's largest revenue producer, was adversely affected (1) by the decline of direct sales into Mexico, as this was the primary product line purchased by Mexican customers, (2) by the general decline in the wholesale channel, and (3) by the maturation of this product line. Offsetting a significant portion of the decline was a growth in the sales of this product line into the balance of Latin America. In addition, in fiscal 1995, lower sales were realized in the
(1) cosmetics lines, (2) cosmetic pencil line, and (3) Premiere Fragrance line. Partially offsetting these decreases was a growth in selected toiletry products introduced in fiscal 1995.

Of the net sales in fiscal 1995, approximately 15%, or $6,808,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1994, comparable numbers were 12%, or $6,236,000. In addition, fragrances and other products manufactured and sold by the Company included components that were purchased from related parties. The cost of those components approximated 8% of cost of sales in fiscal 1995 and 4% in fiscal 1994. See Note 7 of the Notes to the Consolidated Financial Statements for additional information and "Business (Suppliers)".

For additional information on products, channels of distribution, customers, and suppliers, see Business under Item 1.

Tristar's gross profit both in dollar terms and as a percentage of sales declined in fiscal 1995 as compared to fiscal 1994. Comparable numbers were $13,001,000, or 29.1%, in fiscal 1995 and $18,042,000, or 35.2%, in fiscal
1994. Gross profit in dollar terms decreased as a result of lower sales in fiscal 1995 and increased cost of product. The major cause of this decrease in gross profit as a percentage of sales can be attributed to the decreased purchasing power of the U.S. dollar in certain foreign markets where components are purchased and to increased packaging costs. In addition, the margin percentages were affected by the mix of product manufactured and sold in fiscal 1995 compared to fiscal 1994.

Selling, general and administrative expenses ("SG&A") decreased in fiscal 1995 to $11,654,000 from the fiscal 1994 level of $12,906,000. The decrease can be attributed to restructuring and reduced marketing promotions and advertising production costs in fiscal 1995. The expenses involved in closing the South Carolina distribution center and the costs of selective headcount reductions increased fiscal 1994 SG&A expenses. Offsetting the decreases in fiscal 1995 were continued expansion of marketing activities and selective hiring of new personnel, especially in support of the expansion of Latin America markets. As a percentage of sales, SG&A was 26.1% on a lower sales amount in fiscal 1995 compared to 25.2% in fiscal 1994. Fiscal 1995 SG&A included expenses incurred in the relocation of the pencil manufacturing operations from South Carolina to Texas and an expense of $187,000 to reduce the book value of the plant and surrounding land to their estimated net realizable value.

Interest expense increased $108,000 in fiscal 1995 from the 1994 level of $1,533,000. This increase was attributable to several factors including an increased prime rate in fiscal 1995, increased average short term borrowings, and a change in the mix of long term debt such that interest rates increased.

Fiscal 1995 expenses included merger related expenses of $686,000, litigation expenses arising from events related to the shareholder litigation of $269,000, and $986,000 of expenses related to the amortization of the warrant valuation asset. These expenses in fiscal 1994 were $0, $208,000, and $367,000, respectively.

In fiscal 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. In addition, a distribution of $65,000 of interest earned was received. The distribution of $750,000 of the total has been contested by other claimants under the policy. See "Legal Proceedings (Insurance Policy Reimbursement)" at page 8.

The Company recorded income tax expense, net of benefits, of $661,000 in fiscal 1995 and $1,694,000 in fiscal 1994.

The Company recorded a net loss of $932,000 or $0.06 per share for fiscal 1995. In fiscal 1994, the Company recorded net income of $1,390,000 or $0.08 per share.


OTHER MATTERS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is required to adopt Statement 121 in fiscal year 1997. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement; however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's business, financial position or results of operations at the time of adoption.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company is required to adopt Statement 123 in fiscal year 1997. Statement 123 requires fair value based method of accounting for stock-based compensation. The Company has not completed all of the analyses required to estimate the impact of the new statement; however, the adoption of Statement 123 is not expected to have a material adverse impact on the Company's business, financial position or results of operations at the time of adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company was experiencing a limitation on working capital availability as of August 31, 1996 primarily as a result of (1) investments in foreign markets with benefits from those investments not projected in the immediate future, (2) investments in the development and introduction of the new DCA product line noted above, (3) the cost of entry into the marketing channel where this new DCA product line is currently being sold, and (4) losses incurred on operations unrelated to the new DCA product line. The restricted availability resulted in periodic maximization of borrowings under the Company's credit facility and in the delaying of payments to certain vendors (primarily affiliates of the Core Sheth Families) beyond customary terms. The Company established programs in the last quarter of fiscal 1996 to improve liquidity through increased emphasis on selling slow moving inventory, through improved management of other inventories, tightened controls on the utilization of cash in other areas, and reductions of SG&A expenses and personnel. The working capital limitations eased in the first quarter of fiscal 1997 as a result of the above programs combined with (1) higher sales allowing increased utilization of the credit facility, (2) cash generated by operations, and (3) the continued ability to maintain extended payment terms with certain vendors (primarily related parties). See further discussion in Potential Adverse Effects on Results of Operations for Future Periods (No. 5) above and Financing Activities below.

OPERATING ACTIVITIES

Operating activities in fiscal 1996 utilized $3,333,000 in cash. The cash utilized was primarily the result of an increase in accounts receivable ($5,368,000), a net loss of $3,473,000 adjusted for non-cash items and a decrease in income taxes payable ($423,000). Offsetting the uses of cash were increases in accounts payable ($5,612,000) and accrued expenses ($275,000).

Accounts receivable grew primarily as a result of increased sales, entry into new sales channels, varying extended financing terms given to customers, and extended terms given to foreign customers in order to develop those markets. The factors contributing to the loss are presented in management's discussion and analysis of results of operations. Payment of income taxes for fiscal 1995 resulted in a decrease in income taxes payable.

Accounts payable increased as the Company delayed payments to certain vendors (primarily affiliates of the Core Sheth Families who beneficially owned 78% of the Company's outstanding common stock) and increased its purchases for the newly developed product lines. An increase of $475,000 in accrued interest on related party debt was the principal cause for the increase in accrued expenses.

INVESTING ACTIVITIES

Capital expenditures during fiscal 1996 totaled $1,108,000, primarily for manufacturing equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1995 and 1994 were $787,000 and $1,896,000, respectively. Offsetting the fiscal 1996 capital expenditures were the net proceeds of $580,000 from the building and land in South Carolina that formerly housed the cosmetic pencil manufacturing operations. Capital expenditures in fiscal 1997 are expected to be below the fiscal 1996 level. Capital expenditures in fiscal 1997 are expected to be primarily for manufacturing equipment, and computer equipment and software, with lesser amounts being invested in equipment for distribution activities.

FINANCING ACTIVITIES

The Company had at August 31, 1996, a revolving credit agreement, amended as of October 1, 1996, which provided for $15,500,000 of maximum borrowings at the prime rate (8.25% at August 31, 1996) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement. In December 1996, the lender agreed to extend the expiration date from March 1997 to July 1997 subject to certain conditions which included a requirement that the Company meet its budgeted operating results.

During fiscal 1996, net short-term borrowings increased by $3,936,000 to $9,319,000 at August 31, 1996. As of August 31, 1996, remaining availability was $669,000, based on the borrowing formulas above. See Note 5 of the Notes to Consolidated Financial Statements for additional information on the current line of credit.

The term loan entered into in July 1995 with the same lender as the short term revolving credit line, provided for borrowings of $3.9 million of which $3,003,000 were outstanding as of August 31, 1996. This loan is subject to the same interest rate, fees, and debt restrictions as listed above for the revolving credit lines. The loan calls for monthly installments assuming a maturity date in 2002, however, for financial statement presentation purposes, the entire loan is considered as current reflecting the July 1997 expiration date of the credit facility with the lender.

The credit lines are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 6 of the Notes to the Consolidated Financial Statements).

Management believes that the Company's revolving line of credit and term loan (with the same lender) will either be renewed or similar replacement lines of credit will be put in place upon the expiration of the existing line. The expiration date which was in March 1997 has been extended to July 1997 subject to certain conditions which include the Company continuing to meet projected results of operations for the year ended August 31, 1997. While there can be no assurances, management believes that the Company will continue to meet
projected results of operations.   The Company has initiated a search for a new
lender in the event that the existing line of credit is not renewed. The line of credit, together with cash generated by operations and the continued ability to delay payments to related party vendors as required should provide sufficient cash to meet the cash requirements of the Company for fiscal 1997.

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. In fiscal 1996, there were no borrowings, no debt repayments, nor any interest payments made by the Company. The note, which is subordinated to the commercial lender, bears interest at the rate of 4.5% per annum with repayment governed by the terms and conditions of the revolving line of credit with the commercial lender. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's convertible preferred stock (See Note 19 of the Notes to the Consolidated Financial Statements).

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1996 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8 million related to that settlement. Notes under this debt bear interest at rates of 6.36% to 8.23% per annum. The $8 million is net of a repayment of $1 million made in December 1994 from the proceeds of an executive liability and indemnification policy owned by the Company (See "Legal Proceedings (Insurance Policy Reimbursement)"). Repayments of the remaining debt will begin in the year 2001. Due to the subordination of the debt to senior lenders and the long-term nature of the debt, the Company does not believe that the increase in the ratio of long-term debt to equity has an adverse effect on the Company.

As of August 31, 1996, the Company's financial statements reflect accrued interest of $1,174,000 due on the above related party debt. A payment waiver has been obtained from the related party for delinquent interest payments ($265,000) under the $8 million debt as non-payment would be an event of default under that debt. Additionally, the Company is delinquent in interest payments of $491,000 under the $4.7 million portion which does not contain an event of default clause.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long- term purchase agreements. These are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

INFLATION

During fiscal year ended 1996, and consistent with the Company's 1995 and 1994 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. However, the devaluation of the Mexican Nuevo Peso in December 1994 had an impact on the Company's sales with lower direct exports into Mexico. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion.

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

Coopers' reports on the Company's consolidated financial statements for the fiscal years ended August 31, 1994 and 1993 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that a report filed in connection with the Company's consolidated financial statements for the year ended August 31, 1993, contained an explanatory paragraph relating to a federal grand jury investigation being conducted on the Company. The explanatory paragraph indicated that because the ultimate outcome of the investigation could not be determined, no provision for any liability that may result from the investigation had been made by the Company in the financial statements.

The Audit Committee of the Company's Board of Directors recommended the action taken with respect to Coopers.

There have been no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's fiscal years ended August 31, 1995 and 1994 or in the period since the end of the most recent fiscal year which disagreements, if not resolved to Coopers' satisfaction, would have caused Coopers to make reference to the subject matter of the disagreement(s) in connection with its report.

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item will be contained in the Company's Proxy Statement for its 1997 Annual Meeting, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company's Proxy Statement for its 1997 Annual Meeting, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in the Company's Proxy Statement for its 1997 Annual Meeting, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in the Company's Proxy Statement for its 1997 Annual Meeting, which is incorporated herein by reference.

PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     The following documents are filed as part of this report:

         1. FINANCIAL STATEMENTS: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 31, 1996, 1995 and 1994, required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

         2. FINANCIAL STATEMENT SCHEDULES: Any financial statement schedules for the years ended August 31, 1996, 1995 and 1994, required in Item 8 of Part II of this report are annexed to this report as a separate section.

         (b)     REPORTS ON FORM 8-K:

                 NONE.

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

         10.9 Lease Agreement Re: Corporate Headquarters in San Antonio dated January 13, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                 Exhibit 10.17 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.10 Employment Agreement with Loren M. Eltiste dated October 6, 1992. Incorporated by reference to Exhibit 10.4.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.11 Non-Qualified Stock Option Grant to Loren M. Eltiste dated October 20,1992. Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.12 Distribution Agreement (the "Distribution Agreement") with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. dated October 28, 1992. Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.13 Letter Agreement Amendment dated August 30, 1993 to the Distribution Agreement. Incorporated by reference to Exhibit
                 10.28 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.14 Agreement and First Amendment to Distribution Agreement dated October 8, 1993 with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. Incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.15 Agreement dated August 31, 1995, among the Company, Eurostar Perfumes, Inc. and Starion International, Ltd., terminating the Distribution Agreement. Incorporated by reference to
                 Exhibit 10.3 of the Report on Form 8-K dated August 31, 1995.

         10.16 Agreement dated August 31, 1993 between the Core Sheth Families, Viren Sheth, Starion International, Ltd. and the Registrant. Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.17 Financing Agreement dated August 31, 1993 between the Core Sheth Families and the Registrant. Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.18 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                 Exhibit 10.1 of Quarterly Report on Form 10-Q for period ended November 30, 1993.

         10.19 Employment Agreement between the Company and Eugene H. Karam dated January 14, 1994. Incorporated by reference to Exhibit
                 10.1 of Quarterly Report on Form 10-Q for period ended February 28, 1994.

         10.20 Incentive Stock Option between the Company and Eugene H. Karam dated February 14, 1994. Incorporated by reference to Exhibit
                 10.2 of Quarterly Report on Form 10-Q for period ended February 28, 1994.

         10.21 Sub-Lease Agreement Re: former San Antonio Distribution Facility, dated August 31, 1994, between DHI Enterprises, Inc. d/b/a Service Tech. Supply and Registrant. Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended August 31, 1994.

         10.22 Agreement and Plan of Merger dated as of July 1, 1995, among the Company, Eurostar Perfumes, Inc. and Transvit Manufacturing Corporation. Incorporated by reference to
                 Exhibit 10.1 of the report on Form 8-K dated August 31, 1995.

         10.23 Amendment to Common Stock Purchase Warrant dated August 31, 1995, between the Company and Starion International, Ltd. Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K dated August 31, 1995.

         10.24 Line of Credit Promissory Note dated August 1, 1993, between the Company (original entered into with Eurostar) and Transvit Manufacturing Corporation. Incorporated by reference to
                 Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.25 Loan and Security Agreement dated June 27, 1995, between the Company (originally entered into with Eurostar) and Fremont Financial Corporation with Special provisions Rider. Incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.26 Employment Agreement between the Company (originally entered into with Eurostar) and Ricardo Bunge dated January 1, 1993, and as amended June 5, 1995. Incorporated by reference to
                 Exhibit 10.28 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.27 Employment Agreement between the Company and Joseph DeKama dated April 19, 1996. Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for period ended June 1, 1996.

         *10.28 Non-Qualified Stock Option Grant to Joseph DeKama dated April 19, 1996.

         *10.29 Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996.

         *10.30 Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit Promissory Note to 666,529 Shares of Series A Convertible Preferred Stock dated December 11, 1996.

         *10.31 Promissory Note between the Company and Joseph DeKama dated October 1, 1996.

         *10.32 Promissory Note between the Company and Joseph DeKama dated October 15, 1996.

          18 Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995. Incorporated by reference to Exhibit 18 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         *24.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1994.

         *24.2   Consent by KPMG Peat Marwick LLP for Fiscal 1996 and Fiscal
                 1995.

         -------------------------

         * Attached as Exhibits hereto.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    December 11, 1996                  TRISTAR CORPORATION


                                            By: /s/ Viren S. Sheth
                                               ------------------------------
                                            VIREN S. SHETH,
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                            By:  /s/Loren M. Eltiste
                                               ------------------------------
                                            LOREN M. ELTISTE,
                                            Vice-President and Chief Financial
                                            Officer (Principal Financial
                                            and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    December 11, 1996                  /s/Richard P. Rifenburgh
                                            ---------------------------------
                                            RICHARD P. RIFENBURGH, Director


Date:    December 11, 1996                  /s/Robert R. Sparacino
                                            ---------------------------------
                                            ROBERT R. SPARACINO, Director


Date:    December 11, 1996                  /s/Viren S. Sheth
                                            ---------------------------------
                                            VIREN S. SHETH, Director


Date:    December 11, 1996                  /s/Aaron Zutler
                                            ---------------------------------
                                            AARON ZUTLER, Director


Date:    December 11, 1996                  /s/Jay J. Sheth
                                            ---------------------------------
                                            JAY J. SHETH, Director

                             TRISTAR CORPORATION
                              San Antonio, Texas

                          ANNUAL REPORT ON FORM 10-K

                          Year Ended August 31, 1996


                      Item 14(a)(1) and (2),(c), and (d)

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


ITEM 14(A)(1) AND (2)


The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:


CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors                                      F1 AND F2

Consolidated Financial Statements:

   Balance sheets as of August 31, 1996 and 1995                     F3 AND F4

   Statements of operations for each of the three years
         in the period ended August 31, 1996                         F5

   Statements of shareholders' equity for each of the
         three years in the period ended August 31, 1996             F6

   Statements of cash flows for each of the three years in
         the period ended August 31, 1996                            F7

   Notes to consolidated financial statements                        F8 TO F26


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of TRISTAR CORPORATION and subsidiaries are included in Item 14(d):

Schedule II - Valuation and qualifying accounts                      F27



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Tristar Corporation:

We have audited the consolidated financial statements of Tristar Corporation and subsidiaries as of and for the year ended August 31, 1996 and 1995 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two year period ended August 31, 1996 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tristar Corporation and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two year period ended August 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two year period ended August 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We previously audited and reported on the consolidated statement of operations and cash flows of Eurostar Perfumes, Inc. and subsidiaries for the year ended September 30, 1994, prior to Tristar Corporation's pooling of interests with Eurostar Perfumes, Inc. As described in Note 2 to the consolidated financial statements, Tristar Corporation's financial statements were restated for the August 31, 1995 combination. The contribution of Eurostar Perfumes, Inc. and subsidiaries represented 9% of revenues after elimination of intercompany sales of $26,725,000 in 1994. Separate financial statements of Tristar Corporation included in the 1994 restated consolidated financial statements were audited and reported on separately by other auditors. We also audited the combination of the consolidated financial statements as of and for the year ended August 31, 1994 as listed in the accompanying index, after restatement for the August 31, 1995 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements. We also audited the combination of the financial statement schedule as of and for the year ended August 31, 1994, after restatement for the August 31, 1995 pooling of interests; in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, has been properly combined on the basis described in Note 2 to the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories in 1994.



                                                           KPMG PEAT MARWICK LLP


San Antonio, Texas
December 11, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tristar Corporation

We have audited the consolidated statements of income, shareholders' equity and cash flows of Tristar Corporation and Subsidiaries for the year ended August 31, 1994, (not presented herein). In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of and for the years then ended (not presented herein). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tristar Corporation and Subsidiaries for the year ended August 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.



Dallas, Texas
November 11, 1994, except for Note 16
as to which the date is November 22, 1994

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        August 31,
                                                               -------------------------
                                                                   1996          1995
                                                               -----------   -----------
                            ASSETS

Current assets:
  Cash                                                         $   233,000       806,000
  Accounts receivable, less allowance for doubtful accounts
    of $850,000 and $419,000, respectively                       9,522,000     6,038,000
  Accounts receivable - related parties - net                    1,518,000       662,000
  Inventories                                                   12,691,000    14,406,000
  Prepaid expenses                                                 258,000       253,000
  Deferred income taxes                                               --       1,101,000
                                                               -----------   -----------

    Total current assets                                        24,222,000    23,266,000
                                                               -----------   -----------

Property, plant and equipment, less accumulated depreciation
  of $5,391,000  and $3,637,000                                  8,532,000     9,851,000
                                                               -----------   -----------

Other assets:
  Warrant valuation, less accumulated amortization
    of $1,436,000 and $1,353,000, respectively                     653,000       736,000
  Other assets                                                     360,000       195,000
  Deferred income taxes                                               --       2,780,000
                                                               -----------   -----------
    Total other assets                                           1,013,000     3,711,000
                                                               -----------   -----------

Total assets                                                   $33,767,000    36,828,000
                                                               ===========   ===========





See accompanying notes to the consolidated financial statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      ----------------------------
                                                                               August 31,
                                                                                   1996
                                                                      ----------------------------
                                                                                       Pro Forma
                                                                                     Shareholders'
                                                                                        Equity
                                                                                       (Note 19)       August 31,
                                                                       Historical     (Unaudited)        1995
                                                                      ------------    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings                                               $  9,319,000                       5,383,000
  Accounts payable--trade                                                5,233,000                       1,982,000
  Accounts payable--related parties - net                                2,900,000                         536,000
  Accrued  bonuses                                                         202,000                          97,000
  Accrued interest expense-subordinated debt                             1,174,000                         603,000
  Other accrued expenses                                                   847,000                       1,248,000
  Income taxes payable                                                      85,000                         508,000
  Current portion of capital lease obligations                              38,000                          30,000
  Current portion of long-term obligations                               3,134,000                       2,118,000
                                                                      ------------                    ------------

    Total current liabilities                                           22,932,000                      12,505,000

Long-term debt, less current portion                                         3,000                       3,044,000
Obligations under capital leases, less current portion                      59,000                          27,000
Subordinated long term debt - related parties, less current portion     12,666,000       8,000,000      11,166,000
                                                                      ------------    ------------    ------------

   Total liabilities                                                    35,660,000       8,000,000      26,742,000
                                                                      ------------    ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    666,529 shares issued and outstanding proforma                            --            33,000            --
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,650,176 shares in 1996 and
    16,629,683 shares in 1995                                              167,000         167,000         166,000
  Additional paid-in-capital                                            10,354,000      14,987,000      10,281,000
  Accumulated deficit                                                  (12,414,000)    (12,414,000)       (361,000)
                                                                      ------------    ------------    ------------

    Total shareholders' equity (deficit)                                (1,893,000)      2,773,000      10,086,000
                                                                      ============    ============    ============

Total liabilities and shareholders' equity                            $ 33,767,000                      36,828,000
                                                                      ============                    ============




See accompanying notes to the consolidated financial statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years ended August 31
                                                --------------------------------------------
                                                    1996            1995            1994
                                                ------------    ------------    ------------
Net sales                                       $ 51,720,000    $ 44,728,000    $ 51,244,000

Cost of sales                                     40,801,000      31,727,000      33,202,000
                                                ------------    ------------    ------------

Gross profit                                      10,919,000      13,001,000      18,042,000

Selling, general and administrative expenses      16,285,000      11,654,000      12,906,000

                                                ------------    ------------    ------------

(Loss) income from operations                     (5,366,000)      1,347,000       5,136,000

Other income (expense):
    Interest expense                              (2,359,000)     (1,641,000)     (1,533,000)
    Other expense                                   (434,000)     (1,773,000)       (311,000)
    Insurance reimbursement                             --         2,065,000            --
    Merger/litigation expenses                      (162,000)       (269,000)       (208,000)

                                                ------------    ------------    ------------

(Loss) income before income taxes                 (8,321,000)       (271,000)      3,084,000

Income tax expense                                 3,732,000         661,000       1,694,000
                                                ------------    ------------    ------------

Net (loss) income                               $(12,053,000)   $   (932,000)   $  1,390,000
                                                ============    ============    ============


(Loss) income per common share                  $      (0.72)          (0.06)   $       0.08
                                                ============    ============    ============


Weighted average number of shares outstanding     16,635,888      16,625,341      16,851,644
                                                ============    ============    ============




See accompanying notes to the consolidated financial statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                              Common stock
                                       ----------------------------    Additional      Retained      Receivables
                                          Number                        paid-in        earnings          from
                                         of shares        Amount        capital       (deficit)      shareholders
                                       ------------    ------------   ------------   ------------    ------------
Balance, August 31, 1993                 16,605,713    $    166,000   $  8,079,000   $     11,000    $   (500,000)
Net income                                                                              1,390,000
Contribution to 401(k) Plan                  11,635                         58,000
Exercise of stock options                     2,000                          3,000
Stock warrants                                                           2,089,000

                                       ------------    ------------   ------------   ------------    ------------
Balance, August 31, 1994                 16,619,348    $    166,000   $ 10,229,000   $  1,401,000    $   (500,000)
Adjustment to conform fiscal year of
     Eurostar Perfumes, Inc.                                                             (830,000)
Net loss                                                                                 (932,000)
Contribution to 401(k) Plan                  10,335                         52,000
Repayment of receivable from
     shareholders                                                                                         500,000

                                       ------------    ------------   ------------   ------------    ------------
Balance, August 31, 1995                 16,629,683    $    166,000   $ 10,281,000   $   (361,000)   $       --
Net loss                                                                              (12,053,000)
Exercise of stock options                    10,000                          5,000
Contribution to 401(k) Plan                  10,493           1,000         68,000

                                       ============    ============   ============   ============    ============
Balance, August 31, 1996                 16,650,176    $    167,000   $ 10,354,000   $(12,414,000)   $       --
                                       ============    ============   ============   ============    ============







See accompanying notes to the consolidated financial statements

                     TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended August 31
                                                            --------------------------------------------
                                                               1996            1995            1994
                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                         $(12,053,000)   $   (932,000)   $  1,390,000
  Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                             1,847,000       1,611,000       1,412,000
     Provision for losses on accounts receivable               1,028,000         349,000         500,000
     Provision for market valuation of inventory               1,468,000         469,000         600,000
     Provision for LIFO valuation                                198,000         995,000         281,000
     Deferred income tax expense (benefit)                     3,881,000        (537,000)      1,383,000
     Loss on disposal of assets                                    6,000          50,000          71,000
     Reserve for impairment of assets                               --           187,000            --
     Issuance of stock in connection with 401K plan               69,000          52,000          58,000
     Amortization of warrant valuations                           83,000         986,000         367,000
     Change in operating assets and liabilities:
         Accounts receivable                                  (5,368,000)       (522,000)       (411,000)
         Inventories                                              49,000      (3,111,000)       (590,000)
         Prepaid expense                                          (5,000)        169,000         (18,000)
         Refundable income taxes                                    --         1,774,000        (354,000)
         Income taxes payable                                   (423,000)     (1,787,000)       (220,000)
         Accounts payable                                      5,612,000        (337,000)     (2,271,000)
         Accrued expenses                                        275,000        (163,000)      1,444,000
         Other liabilities                                          --            (8,000)         95,000
         Shareholder litigation settlement liability                --        (4,500,000)     (3,500,000)
                                                            ------------    ------------    ------------
      Net cash (used in) provided by operating activities     (3,333,000)     (5,255,000)        237,000
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                        (1,108,000)       (787,000)     (1,896,000)
  Proceeds from sale of investment                                  --           100,000
  Proceeds from sale of fixed assets                             580,000          64,000          26,000
  (Increase) decrease in other assets                           (170,000)       (120,000)       (149,000)
                                                            ------------    ------------    ------------
      Net cash (used in) provided by investing activities       (698,000)       (843,000)     (1,919,000)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Net increase (decrease) in short term borrowings             3,936,000         872,000       2,006,000
  Proceeds from long-term subordinated debt                         --         6,500,000       3,500,000
  Payments of subordinated long-term debt                           --        (5,050,000)     (2,753,000)
  Proceeds from long-term debt                                   274,000       3,570,000            --
  Principal payments under debt obligations                      (25,000)       (177,000)        (30,000)
  Principal payments other long-term debt                       (732,000)        (23,000)           --
  Collection on receivable from stockholder                         --           500,000            --
  Proceeds from issuance of common stock                           5,000            --             3,000
                                                            ------------    ------------    ------------
      Net cash provided by (used in) financing activities      3,458,000       6,192,000       2,726,000
                                                            ------------    ------------    ------------
Net increase (decrease) in cash                                 (573,000)         94,000       1,044,000
Cash at beginning of year                                        806,000       1,700,000         656,000
Pooling adjustment to beginning of
   year balance to conform fiscal years                             --          (988,000)           --
                                                            ============    ============    ============
Cash at end of year                                         $    233,000    $    806,000    $  1,700,000
                                                            ============    ============    ============


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
     Interest                                               $  1,786,000    $  1,446,000    $    933,000
     Income taxes paid, net of refunds                      $    293,000    $    672,000    $    958,000


See accompanying notes to the consolidated financial statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION:

The Company, which is primarily owned by companies under the control of the Core Sheth Families (Starion International, Ltd., a British Virgin Islands Limited Partnership ("Starion B.V.I.") and Transvit Manufacturing Corporation ("Transvit")), merged with its primary fragrance supplier and manufacturer, Eurostar Perfumes, Inc., on August 31, 1995. The merger has been accounted for in a manner similar to a pooling of interests, as the companies were considered entities under common control. See Note 2 for further discussion of the merger transaction. The Company operates in one industry segment, the development, manufacturing, marketing and distribution of designer alternative fragrances, complementary products to those fragrances, and cosmetic pencils and in the marketing and distribution of other cosmetic products and selected toiletry products.

FISCAL YEAR  END:

The Company changed its fiscal year end in 1996 from one ending on August 31 to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. There was no effect on the accompanying financial statements because the 1996 fiscal year also ended on August 31.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY:

Inventories are stated at the lower of cost or market.

Approximately 100% and 96% of inventories were determined using the last-in, first-out (LIFO) method in 1996 and 1995, respectively. Non-LIFO inventories were valued using either the first-in, first-out (FIFO) or weighted average cost methods. Effective September 1, 1993, the Company changed its method of accounting for certain inventories from the FIFO method to the LIFO method

PROPERTY, PLANT AND EQUIPMENT:

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

USE OF ESTIMATES:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

COMMITMENTS AND CONTINGENCIES:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are only recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated.

FOREIGN CURRENCY TRANSACTIONS:

The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Gains and losses on accounts payable to be settled subsequent to August 31, 1996, 1995 and 1994 have been provided based upon the currency exchange rates in effect on August 31, 1996, 1995 and 1994. Financial statements from foreign subsidiaries have been translated based on the U.S. dollar being the functional currency of the subsidiaries. Assets, with the exception of inventories, fixed assets, and liabilities are translated at the appropriate period ending exchange rates. Inventories and fixed assets are translated at historical exchange rates. Results of operations, with the exception of cost of sales, are translated using the average exchange rates prevailing throughout the year. Cost of sales is translated at the historic rates of the inventory sold. Translation gains or losses and exchange gains or losses are reflected in the Statements of Operations.

The net gain (loss) on transactions in foreign currencies and translation gains (losses) for the years ended August 31, 1996, 1995 and 1994 were approximately ($95,000), ($94,000), and $59,000, respectively.

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information presented in the accompanying balance sheet reflects the conversion of $4,666,000 of the subordinated debt into 666,529 shares of the Company's convertible preferred stock effective December 11, 1996, (See Note 19).

2.  MERGER:

On August 30, 1995 the stockholders of Tristar Corporation ("Tristar"), approved the merger of Eurostar Perfumes, Inc., ("Eurostar"), with and into Tristar where Tristar is the surviving corporation. The merger was effective August 31, 1995. Under the terms of the agreement the sole stockholder of Eurostar, Transvit Manufacturing Corporation ("Transvit"), a Core Sheth Families affiliate, received an aggregate of 9,977,810 shares of Tristar Common Stock in exchange for all the issued and outstanding shares of Eurostar Common Stock. After the merger, the Core Sheth Families beneficially owned approximately 84% of the outstanding shares of Tristar Common Stock (86% assuming the exercise of all outstanding warrants).

The merger qualified as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Eurostar for all periods presented. All significant intercompany transactions have been eliminated.

In connection with the merger, the Company recorded transaction costs of $686,000 in fiscal 1995 and $76,000 in fiscal 1996. The transaction costs include expenses for investment bankers and other professional fees.


3.  PROPERTY, PLANT AND EQUIPMENT:

-----------------------------------------------------------------------------------------
                                                                  August 31
                                                         1996               1995
                                                   ---------------    ---------------
Land                                               $        33,000    $       266,000
Building                                                 3,762,000          4,442,000
Machinery and equipment                                  8,920,000          7,920,000
Transportation equipment                                   178,000            120,000
Fixtures and equipment                                     795,000            750,000
Leasehold improvements                                     235,000            177,000
                                                   ---------------    ---------------
                                                       13, 923,000         13,675,000
Less accumulated depreciation                           (5,391,000)        (3,637,000)
Less reserve to reduce assets held for sale to
   estimated net realizable value                          --                (187,000)
                                                   ---------------    ---------------
                                                   $     8,532,000    $     9,851,000
                                                   ===============    ===============
-----------------------------------------------------------------------------------------


4.  INVENTORIES:

-----------------------------------------------------------------------------------
                                                            August 31
                                                     1996               1995
                                               ----------------    ---------------
Raw materials                                  $      6,598,000    $     7,269,000
Work-in-process                                         469,000            426,000
Finished goods                                        7,710,000          8,608,000
                                               ----------------    ---------------
                                                     14,777,000         16,303,000
Reserves for market valuation                         (612,000)          (621,000)
LIFO valuation allowance                            (1,474,000)        (1,276,000)
                                               ----------------    ---------------
                                               $     12,691,000    $    14,406,000
                                               ================    ===============
-----------------------------------------------------------------------------------


5.  SHORT-TERM BORROWINGS:

The Company had at August 31, 1996, a revolving credit agreement, amended as of October 1, 1996, which provided for $15,500,000 of maximum borrowings at the prime rate (8.25% at August 31, 1996) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement. On December 11, 1996, the lender advised the Company that the expiration date would be extended from March 31, 1997, to July 7, 1997, subject to certain conditions which include the Company continuing to meet projected results of operations for the year ended August 31, 1997. While there can be no assurances, management believes that the Company will continue to meet projected results of operations. In the event that renewal or further extension does not occur, the Company has initiated an effort to locate an alternative lender to replace the existing lender.

The credit facility is secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 6).

As of August 31, 1996, remaining availability was $669,000, based on the borrowing formulas above.


6.  LONG-TERM DEBT:

         Other long-term debt:

-------------------------------------------------------------------------------------------
                                                                  August 31
                                                       ---------------------------------
                                                           1996              1995
                                                       --------------    ---------------
Term loan                                              $    3,003,000    $  3,417,000
Equipment purchase agreements                                 134,000            245,000
                                                       --------------    ---------------
Total                                                       3,137,000          3,662,000

Current maturities of other long-term debt                  3,134,000            618,000
                                                       --------------    ---------------
                                                       $        3,000    $     3,044,000
                                                       ==============    ===============
-------------------------------------------------------------------------------------------


The term loan entered into in July 1995 with the same lender as the short term revolving credit lines, provides for borrowings of $3.9 million. This loan is subject to the same debt restrictions listed above for the revolving credit lines. The interest rate on this debt is the prime rate (8.25% at August 31, 1996), plus 2% per annum plus additional fees. The loan calls for monthly installments assuming a maturity date in 2002. The expiration date of the loan is tied to the revolving credit line and accordingly is classified as current as of August 31, 1996.

The Company is a party to several long term purchase agreements for computer and other equipment. Maturity dates range from 1997 to 2000 and interest rates range from 10.25% to 25.9%. Such agreements provide for monthly payments.


         Subordinated long-term debt:

--------------------------------------------------------------------------------------------------------------
                                                                                   August 31
                                                                    ----------------------------------------
                                                                            1996                  1995
                                                                    -------------------    -----------------
Subordinated Debt-Nevell Investments, S.A., a related party         $        8,000,000             8,000,000
Subordinated Debt-Transvit Manufacturing Corporation, a related
   party                                                                     4,666,000             4,666,000
                                                                    -------------------    -----------------

Total                                                                       12,666,000            12,666,000

Current portion of subordinated long-term debt                               --                    1,500,000
                                                                    -------------------    -----------------
                                                                    $       12,666,000    $       11,166,000
                                                                    ===================    =================
--------------------------------------------------------------------------------------------------------------

Subordinated Debt-Nevell Investments represents loans made by the Core Sheth Families through their affiliate Nevell Investments, S.A., to finance the Company's payments under the stockholder litigation settlement (See Note 15). The debt bears interest at 6.36% to 8.23% per annum and has a term of ten years with principal payable 20% at the end of the eighth and ninth years and the remaining 60% payable at the end of the tenth year. During 1996, the Company was in default with respect to the subordinated debt as a result of the failure to make scheduled interest payments. A waiver was received from the lenders for such event of default.

The agreement with Transvit, a related party, was entered into in August 1993 with maximum borrowings available of $9 million at an interest rate of 4.5% per annum. The maturity date under the agreement was July 31, 1996. However, under the short-term revolving credit agreement (See Note 5) with the Company's commercial lender, this debt was subordinated to the commercial lender's debt and repayments were restricted by formula. On December 11, 1996, $4,666,000 of subordinated debt was converted into the Company's convertible preferred stock, (see Note 19).

Aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1996 are as follows:

         -----------------------------------------------------------
                     Year ending
                      August 31,          Amount
                    --------------    --------------
                         1997         $    3,134,000
                         1998               --
                         1999               --
                         2000               --
                         2001                280,000
                                      --------------
                                      $    3,414,000
                                      ==============
         -----------------------------------------------------------


The above schedule does not include payments on the subordinated long-term debt to Transvit Manufacturing Corporation as there is no set payment schedule.


7.  RELATED PARTY TRANSACTIONS:

As of August 31, 1996, a majority of the Company's outstanding stock (84%) is owned by companies under control of the Core Sheth Families. The acquisition of this ownership occurred in several stages beginning in February 1986 and ending in August 1995 as a result of the merger of Tristar and Eurostar discussed in Note 2. Effective October 22, 1996, the Core Sheth Families sold 1,000,000 shares of the Company's stock to a business associate. This reduced the Core Sheth Families holdings to 78% of the Company's outstanding stock.

The Company purchases finished goods and components from Core Sheth Families affiliates. During the fiscal years of 1996, 1995, and 1994 the Company purchased approximately $7,037,000, $6,285,000, and $7,422,000, respectively, of such products.

During the years ended August 31, 1996, 1995 and 1994, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,997,000, $1,299,000, and $1,036,000, respectively.

For the years ended August 31, 1996, 1995 and 1994, the Company incurred fees to directors of approximately $229,000, $248,000, and $235,000, respectively, of which approximately $19,000, $23,000 and $12,000 were unpaid at August 31, 1996, 1995 and 1994, respectively. Such fees related to the Board of Directors' meetings, other committee meetings and events associated with the investigation performed by the Special Committee of the Board of Directors, formed in October 1992 to conduct a review of matters associated with the Stockholder Class Action Litigation. See Note 15 for further discussion.

As part of a sale of Common Stock to the Core Sheth Families in 1990, the Company for $50,000, issued common stock purchase warrants to the Core Sheth Families to purchase 400,000 shares of the Company's common stock at a per share price of $2.75. In connection with the settlement of the shareholder litigation, the expiration date of these warrants was extended to 2003.

In connection with the settlement of the stockholder class action litigation, common stock warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A non-interest bearing receivable in the amount of $500,000 (the cost of the warrants), was recorded in Shareholder's equity in the fiscal 1993 financial statements. This receivable was paid in full in December 1994. See Note 15 for a description of the litigation settlement.

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

In fiscal 1996, 1995 and 1994, approximately $83,000, $986,000 and $367,000, respectively, of the $2,089,000 was charged to Other income (expense). The fiscal 1995 amortization expense of $986,000 included additional warrant amortization expense of approximately $743,000 which resulted from (1) the write-off of the portion of the warrant valuation associated with the distribution agreement between Eurostar and Tristar, which was no longer applicable after the Merger, and (2) the repayment of $1 million of the subordinated debt with a portion of the proceeds received from the insurance policy reimbursement (See Note 18). The remainder of the balance, which is attributable to the favorable terms of the subordinated long-term financing of the shareholder litigation settlement provided by the Core Sheth Families, will be amortized to expense through fiscal 2006 when the final payment is made on the related subordinated debt.


8.  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

Related parties are the primary suppliers of the Company's cosmetics and are also suppliers of certain components. Related party accounts payable result from the purchase of those items. Related party accounts receivable result from the sale of the Company's products to related parties. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. However, during the fourth fiscal quarter ended August 31, 1995, additional expenses were incurred which related to the Company's merger with a related party, Eurostar. See Note 2 for further discussion of the merger transaction. The following summarizes the presentations at August 31, 1996 and August 31, 1995.

-----------------------------------------------------------------------------------------------------
                                                                              AUGUST 31,
                                                                 ------------------------------------
                                                                     1996                   1995
                                                                 -------------         --------------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties                        $   1,679,000              1,070,000

Offset amount                                                          161,000                408,000
                                                                 -------------         --------------
Net related parties receivables                                  $   1,518,000                662,000
                                                                 =============         ==============
ACCOUNTS PAYABLE:
Total accounts payable-related parties                           $   3,061,000                944,000

Offset amount                                                          161,000                408,000
                                                                 -------------         --------------
Net related parties payables                                     $   2,900,000                536,000
                                                                 =============         ==============
-----------------------------------------------------------------------------------------------------

9.  LEASES:

At August 31, 1996, the approximate aggregate minimum annual rental payments under non-cancelable operating leases for facilities, excluding renewals, are as follows:

                ---------------------------------------------
                              Year ending
                               August 31,        Amount
                              ------------    ------------
                                  1997        $    507,000
                                  1998             339,000
                                  1999              87,000
                                  2000              15,000
                                  2001                --
                                              ------------
                                              $    948,000
                                              ============
                ---------------------------------------------


Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for the years ended August 31, 1996, 1995 and 1994, amounted to approximately $423,000, $568,000, and $761,000, respectively.


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

Income tax expense (benefit) consists of the following:

--------------------------------------------------------------------------------------------------------------
                                              Current                   Deferred                   Total
                                           ---------------           ----------------           -------------
Year ended August 31, 1996
  U.S. Federal                             $      (149,000)          $      3,566,000           $   3,417,000
  State                                              --                       315,000                 315,000
                                           ---------------           ----------------           -------------
                                           $      (149,000)          $      3,881,000           $   3,732,000
                                           ===============           ================           =============

Year ended August 31, 1995
  U.S. Federal                             $     1,128,000           $      (493,000)           $     635,000
  State                                             70,000                   (44,000)                  26,000
                                           ---------------           ----------------           -------------
                                           $     1,198,000           $      (537,000)           $     661,000
                                           ===============           ================           =============


Year ended August 31, 1994
  U.S. Federal                             $        62,000           $      1,271,000           $   1,333,000
  State                                            249,000                    112,000                 361,000
                                           ---------------           ----------------           -------------
                                           $       311,000           $      1,383,000           $   1,694,000
                                           ===============           ================           =============
--------------------------------------------------------------------------------------------------------------

Income tax expense for the years ended August 31, 1996, 1995, and 1994 differed from the amounts computed by applying the U.S. federal income tax rate to
(loss) income before income taxes as a result of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                             Years ended August 31,
                                                                    1996                 1995                 1994
                                                              --------------         ------------         ------------
Computed expected tax expense (benefit):                      $   (2,829,000)        $    (92,000)        $  1,048,000
Increase (decrease) in income taxes resulting from:
  State income tax net operating loss carryforward                  (250,000)            (220,000)          --
  Merger costs not deductible for income tax purposes                  7,000              248,000           --
  Warrant expenses not deductible for income tax purposes             28,000              335,000              125,000
  Foreign subsidiary loss not deductible for income tax
    purposes                                                         475,000              189,000           --
  State income taxes, net of federal income tax benefit           --                        2,000              276,000
  Foreign sales corporation commissions not subject to
    income taxes                                                  --                      (34,000)             (36,000)
  Deferred tax asset valuation allowance                           6,609,000
  Other, net                                                        (308,000)             233,000              281,000
                                                              --------------         ------------         ------------
Total income tax expense                                      $    3,732,000         $    661,000         $  1,694,000
                                                              ==============         ============         ============
----------------------------------------------------------------------------------------------------------------------



The significant components of deferred income tax expense attributable to income before income taxes for the year ended August 31, 1996, 1995 and 1994 are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended August 31,
                                                                    1996                 1995                 1994
                                                                ------------          ----------          --------------
Deferred tax expense (benefit) (exclusive of the effects
  of other components below)                                    $ (2,728,000)        $ (537,000)         $    1,383,000
Increase in beginning-of-the-year balance of the valuation
  allowance for deferred tax assets                                6,609,000                 --                      --
                                                                ------------          ----------          --------------
                                                                $  3,881,000          $ (537,000)         $    1,383,000
                                                                ============          ==========          ==============
-------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1996 and 1995 are presented below:

-----------------------------------------------------------------------------------------------------------------------
                                                                                           AUGUST 31,
                                                                                    1996                   1995
                                                                             -------------------    ------------------
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts
  and sales returns                                                                      509,000               154,000
Inventories, principally due to allowance for obsolescence and difference
  ain LIFO reserve, and certain costs capitalized for tax purposes                       176,000               909,000
Start-up, organizational costs, and packaging design costs                               264,000               235,000
Accrued expenses, principally due to accrual of related party interest                   536,000                44,000
  for financial reporting purposes
Net operating loss carryforward                                                        4,946,000             3,099,000
Alternative minimum tax credit carryforwards                                             204,000               111,000
Investments in foreign subsidiaries, principally due to foreign
  losses not recognized for tax purposes                                                 648,000             --
                                                                             -------------------    ------------------
Total gross deferred tax assets                                                        7,283,000             4,552,000
Less valuation allowance                                                              (6,609,000)            --
                                                                             -------------------    ------------------
Net deferred tax assets                                                                  674,000             4,552,000
                                                                             -------------------    ------------------
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and
  capitalized interest                                                                  (674,000)            (665,000)
Other                                                                                  --                      (6,000)
                                                                             -------------------    ------------------
Total deferred tax liabilities                                                          (674,000)            (671,000)
                                                                             -------------------    ------------------
Net deferred tax asset                                                       $         --           $        3,881,000
                                                                             ===================    ==================
-----------------------------------------------------------------------------------------------------------------------



The valuation allowance for deferred tax assets as of September 1, 1995 was $0. The net change in the total valuation allowance for the year ended August 31, 1996 was an increase of $6,609,000. In assessing the realizability of deferred tax assets under the guidelines of Standards of Accounting Standards (SFAS) No. 9, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While management anticipates ultimately realizing the deferred tax assets as of August 31, 1996 by generating future taxable income, in accordance with SFAS No. 9 management has established a valuation allowance of $6,609,000 at August 31, 1996 to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

At August 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11,917,000 which are available to offset future federal taxable income, if any, through 2011. The Company also has alternative minimum tax credit carryforwards of approximately $204,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:


FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of the Company's financial instruments at August 31, 1996 and 1995 are as follows:

The carrying amounts of the financial assets of cash, accounts receivable - net, and accounts receivable - related parties - net and the financial liabilities of short-term borrowings, accounts payable - trade, and accounts payable - related parties - net, approximate their respective fair value because of the short term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as the interest rates approximate those currently offered to the Company for debt with similar maturities.

The carrying amount of subordinated long-term debt consists of two components; one of $8,000,000 and the other of $4,666,000. The $8,000,000 component's fair value is estimated by discounting the future cash flows at a rate estimated to be obtainable by the Company for similar debt instruments of comparable maturities. The discounted future cash flows provide an estimated fair value of $6,550,000 based on current market interest rates. The fair value of the second component of $4,666,000 which bears interest at a rate of 4.5% per annum could not be estimated as there is not a fixed maturity date nor is there a fixed repayment schedule.

12.  SHAREHOLDERS' EQUITY:

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

-----------------------------------------------------------------------------------------------------------------
                                                                             Options Outstanding
                                           Shares         -------------------------------------------------------
                                        Available To              Number                              Price
                                           Grant                 Of shares                            Ranges
----------------------------------------------------      ----------------------             --------------------
Balance at August 31, 1993                  377,200                      103,000  *             $0.50 to $8.125

Options Granted                            (99,420)                       99,420                    $5.3750
Options Exercised                           --                           (2,000)                    $1.4375
Options Canceled/Terminated                 --                     --
                                         -----------      ----------------------             --------------------
Balance at August 31, 1994                  277,780                      200,420  **            $0.50 to $8.125


Options Granted                             --                     --
Options Exercised                           --                     --
Options Canceled/Terminated                 --                     --
                                         -----------      ----------------------             --------------------
Balance at August 31, 1995                  277,780                      200,420  ***           $0.50 to $8.125


Options Granted                             --                     --
Options Exercised                           --                          (10,000)                     $0.50
Options Canceled/Terminated                 --                     --
                                         -----------      ----------------------             --------------------
Balance at August 31, 1996                  277,780                      190,420  ****         $1.0625 to $8.125
                                         ===========      ======================             ====================
-----------------------------------------------------------------------------------------------------------------


*        All options outstanding were exercisable at August 31, 1993.

** 101,000 shares of the outstanding balance were exercisable as of August 31, 1994.

*** 134,000 shares of the outstanding balance were exercisable as of August 31, 1995.

**** 157,280 shares of the outstanding balance were exercisable as of August 31, 1996.

The Company has three non-qualified stock option plans under which options were granted to certain officers as shown in the following table. These options are not part of the 1991 Plan.


==================================================================================================
                                                          Quantity
                                          Number of       exercisable at
Date of Grant        Price per Share      Shares          8/31/96             Exercise Period
--------------------------------------------------------------------------------------------------
October 1992             $6.8750          66,206           66,206            3 Annual Increments
April 1996               $7.5625          50,000           50,000            Immediate
April 1996               $7.5625         480,000              --             3 Annual Increments
==================================================================================================



The officer who was granted the above 50,000 share non-qualified option has the opportunity to obtain additional options for shares totaling 200,000 shares. These additional options will be granted based on performance.

The Company has 1,064,406 common shares reserved for future issuance as stock options (277,780 available to grant and 786,626 granted, but not exercised) and 2,400,000 shares reserved for warrants (Notes 7 and 15).


13.  BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock based on the closing price at the end of each calendar quarter. During fiscal 1996, 1995 and 1994, a total of 10,493, 10,335, and 11,635, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $137,000 in 1996, $118,000 in 1995, and $108,000 in 1994.


14.  COMMITMENTS AND CONTINGENCIES:

FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleges causes of action by two plaintiffs for libel and seeks indemnification in connection with the work of the Special Committee of the Board of Directors that investigated, among other things, a prior failure to disclose the Core Sheth Families' holdings of Company stock. The complaint also alleges, on behalf of all four plaintiffs, that the Company's disclosures relating to these and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its financial condition.


CALIFORNIA AIR RESOURCES BOARD

Since the effective date (January 1, 1995) of regulations of the California Air Resources Board ( the "CARB") with respect to volatile organic compounds "(VOC's"), the Company has not been in compliance with those regulations. The Company was granted a temporary variance from VOC regulations under which the Company was allowed to continue to manufacture non-complying product until September 30, 1996. The variance also allows the Company to continue to sell its remaining inventory of non-complying products in California until June 30, 1997. The

Company had as of September 30, 1996, reformulated all of its fragrance products to achieve compliance with the VOC regulations.


OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.


15.  CLASS ACTION LITIGATION:

In December 1993, the Company reached an agreement to settle stockholder class action litigation regarding alleged violations of the federal securities laws, as well as common law fraud and negligence in connection with, among other things, the nondisclosure of the ownership interest of the Core Sheth Families prior to 1992, for a cash payment of $9.5 million. The settlement resulted in a release of claims by the plaintiff class against the Company and certain other defendants. Utilizing $9 million obtained under a financing agreement with the Core Sheth Families, (See Note 7), the Company paid the total settlement in four installments ($1.5 million in August 1993, $900,000 in January 1994, $2.6 million in May 1994, and $4.5 million in December 1994).

In connection with the settlement, common stock purchase warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A non-interest bearing receivable in the amount of $500,000 (the cost of the warrants), recorded in Shareholder's Equity in the fiscal 1993 financial statements, was paid in December 1994. The per share price of the common stock under the warrants will increase by ten percent per year after the first seven years. As part of the settlement, the Company also extended to August 31, 2003, the exercise date of warrants held by a Core Sheth Families affiliate to purchase 400,000 shares of the Company's common stock.

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

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were approximately $180,000, $269,000, and $208,000 in fiscal 1996, 1995, and 1994, respectively.


16.  FOREIGN SALES

The Company exports a significant portion of its sales directly or through its Mexican and Brazilian subsidiaries to foreign customers. For the years ended August 31, 1996, 1995, and 1994, these sales were $14,524,000 (28% of net sales), $16,152,000 (36% of net sales), and $13,057,000 (25% of net sales), respectively. These customers were primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products in foreign countries ("indirect exports"). The volume of the indirect exports, which may be significant, could only be estimated as customers do not provide that information to the Company.

17.  QUARTERLY RESULTS (UNAUDITED):

As discussed in Note 2, Tristar merged with its primary fragrance supplier Eurostar at August 31, 1995. The following tables reflect the restatement of the first three quarters of fiscal 1995 for the merger, which was treated in a manner similar to a pooling of interests.


============================================================================================================
                                                                    1996
                                                                      QUARTER ENDED
------------------------------------------------------------------------------------------------------------
                                      Dec. 2             Mar. 2                Jun. 1             Aug. 31
                                  --------------    ---------------       ---------------    ---------------
Net Sales                         $   17,403,000    $    10,112,000       $    10,997,000    $    13,208,000
Gross Profit                           4,578,000          1,923,000             2,314,000          2,104,000
Net Income (loss)                        204,000        (2,478,000)           (3,133,000)        (6,646,000)
Net Income (loss) Per Share
                                  $          .01    $         (.15)       $         (.19)    $         (.40)
============================================================================================================


============================================================================================================
                                                                    1995
                                                                QUARTER ENDED
------------------------------------------------------------------------------------------------------------
                                      Nov. 30           Feb. 28               May 31              Aug. 31
                                  --------------    ---------------       ---------------    ---------------
Net Sales                        $   15,075,000     $    8,410,000        $   8,935,000      $    12,308,000
Gross Profit                          4,692,000          2,570,000            2,403,000            3,336,000
Net Income (loss)                     1,357,000          (465,000)            (450,000)          (1,374,000)
Net Income (loss) Per Share
                                 $          .08     $        (.03)        $       (.03)      $         (.08)
============================================================================================================

The fourth quarter of fiscal 1996 includes $3,881,000 of deferred income tax expense (See Note 10) resulting from the establishment of a valuation allowance for deferred tax assets.

The fourth quarter of fiscal 1995 included insurance proceeds of $815,000 (See
Note 18); merger related expenses of $686,000; and warrant amortization of $743,000 related to the write-off of the portion of the warrant valuation associated with the distribution agreement that was in existence between Eurostar and Tristar prior to the Merger and the repayment of $1 million of the subordinated debt.

The summation of the quarterly earnings per share may not be equal to the annual earnings per share due to rounding.

18.  PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY

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

In June 1995, the Company received the balance ($750,000) of the proceeds of the policy as well as approximately $65,000 of interest earned during the period the court held the proceeds, all of which is recorded under other income in the accompanying financial statements. This court approved distribution has been appealed by two other claimants under the policy.

19.  LIQUIDITY AND SHAREHOLDERS' EQUITY (DEFICIT)

The Company experienced a limitation on working capital in the latter part of fiscal 1996. During this period, the Company periodically maximized borrowings under its credit facility and was required to extend payment terms to vendors, primarily related parties, beyond customary terms. The Company, on December 11, 1996, was notified by the lender of the existing short term credit facilities that the lender would extend the expiration date of the facilities from March 31, 1997 to July 7, 1997, subject to the Company meeting certain conditions which include meeting projected results of operations for the year ended August 31, 1997. While there can be no assurances, management believes that the Company will continue to meet projected results of operations. Management expects that the existing agreement will be further extended or renewed, however, in the event that a renewal or extension does not occur, the Company has initiated an effort to locate an alternative lender to replace the existing lender.

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation, a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable outstanding at August 31, 1996, into 666,529 shares of the Company's preferred stock. The conversion is reflected in the accompanying balance sheet on a pro forma basis. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. The stock is convertible, at the option of Transvit, into the Company's common stock, at a conversion price of $7.00 per share. The Company can redeem the shares at the same price per share.

                                 SCHEDULE II

                     TRISTAR CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


---------------------------------------------------------------------------------------------------------------------------------
               Column A                    Column B                 Column C                     Column D         Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                        ---------------------------------------
                                                                    Additions
                                                        ---------------------------------------
                                                               (1)                 (2)
                                          Balance at       Charged to          Charged to                          Balance at
                                          beginning         costs and        other accounts-     Deductions-          end
                                          of period         expenses            describe          describe *       of period
---------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:

 Year ended August 31, 1996                    $419,000        $1,028,000                              $597,000         $850,000

 Year ended August 31, 1995                    $589,000          $349,000                              $519,000         $419,000

 Year ended August 31, 1994                    $314,000          $500,000                              $225,000         $589,000

---------------------------------------------------------------------------------------------------------------------------------


          *  Uncollectible accounts written off, net of recoveries.




---------------------------------------------------------------------------------------------------------------------------------
               Column A                    Column B                  Column C                      Column D         Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                        ---------------------------------------
                                                                    Additions
                                                        ---------------------------------------
                                                               (1)                 (2)
                                          Balance at       Charged to          Charged to                          Balance at
                                          beginning         costs and        other accounts-     Deductions-          end
                                          of period         expenses           describe**        describe ***      of period
---------------------------------------------------------------------------------------------------------------------------------
Inventory reserves:

 Year ended August 31, 1996                    $621,000        $1,666,000            ($198,000)      $1,477,000         $612,000

 Year ended August 31, 1995                    $750,000        $1,229,000            ($995,000)        $363,000         $621,000

 Year ended August 31, 1994                    $422,000          $600,000                              $272,000         $750,000

---------------------------------------------------------------------------------------------------------------------------------

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

         10.9 Lease Agreement Re: Corporate Headquarters in San Antonio dated January 13, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                 Exhibit 10.17 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.10 Employment Agreement with Loren M. Eltiste dated October 6, 1992. Incorporated by reference to Exhibit 10.4.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.11 Non-Qualified Stock Option Grant to Loren M. Eltiste dated October 20,1992. Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.12 Distribution Agreement (the "Distribution Agreement") with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. dated October 28, 1992. Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended August 31, 1992.

         10.13 Letter Agreement Amendment dated August 30, 1993 to the Distribution Agreement. Incorporated by reference to Exhibit
                 10.28 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.14 Agreement and First Amendment to Distribution Agreement dated October 8, 1993 with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. Incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.15 Agreement dated August 31, 1995, among the Company, Eurostar Perfumes, Inc. and Starion International, Ltd., terminating the Distribution Agreement. Incorporated by reference to
                 Exhibit 10.3 of the Report on Form 8-K dated August 31, 1995.

         10.16 Agreement dated August 31, 1993 between the Core Sheth Families, Viren Sheth, Starion International, Ltd. and the Registrant. Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.17 Financing Agreement dated August 31, 1993 between the Core Sheth Families and the Registrant. Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended August 31, 1993.

         10.18 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                 Exhibit 10.1 of Quarterly Report on Form 10-Q for period ended November 30, 1993.

         10.19 Employment Agreement between the Company and Eugene H. Karam dated January 14, 1994. Incorporated by reference to Exhibit
                 10.1 of Quarterly Report on Form 10-Q for period ended February 28, 1994.

         10.20 Incentive Stock Option between the Company and Eugene H. Karam dated February 14, 1994. Incorporated by reference to Exhibit
                 10.2 of Quarterly Report on Form 10-Q for period ended February 28, 1994.

         10.21 Sub-Lease Agreement Re: former San Antonio Distribution Facility, dated August 31, 1994, between DHI Enterprises, Inc. d/b/a Service Tech. Supply and Registrant. Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended August 31, 1994.

         10.22 Agreement and Plan of Merger dated as of July 1, 1995, among the Company, Eurostar Perfumes, Inc. and Transvit Manufacturing Corporation. Incorporated by reference to
                 Exhibit 10.1 of the report on Form 8-K dated August 31, 1995.

         10.23 Amendment to Common Stock Purchase Warrant dated August 31, 1995, between the Company and Starion International, Ltd. Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K dated August 31, 1995.

         10.24 Line of Credit Promissory Note dated August 1, 1993, between the Company (original entered into with Eurostar) and Transvit Manufacturing Corporation. Incorporated by reference to
                 Exhibit 10.26 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.25 Loan and Security Agreement dated June 27, 1995, between the Company (originally entered into with Eurostar) and Fremont Financial Corporation with Special provisions Rider. Incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.26 Employment Agreement between the Company (originally entered into with Eurostar) and Ricardo Bunge dated January 1, 1993, and as amended June 5, 1995. Incorporated by reference to
                 Exhibit 10.28 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         10.27 Employment Agreement between the Company and Joseph DeKama dated April 19, 1996. Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for period ended June 1, 1996.

         *10.28 Non-Qualified Stock Option Grant to Joseph DeKama dated April 19, 1996.

         *10.29 Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996.

         *10.30 Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit Promissory Note to 666,529 Shares of Series A Convertible Preferred Stock dated December 11, 1996.

         *10.31 Promissory Note between the Company and Joseph DeKama dated October 1, 1996.

         *10.32 Promissory Note between the Company and Joseph DeKama dated October 15, 1996.

          18 Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995. Incorporated by reference to Exhibit 18 of the Annual Report on Form 10-K for the year ended August 31, 1995.

         *24.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1994.

         *24.2   Consent by KPMG Peat Marwick LLP for Fiscal 1996 and 1995.

          27.4   Financial Data Schedule
-----------------------

         *       Attached as Exhibits hereto.