Form 10-Q
period 1996-11-30
TRISTAR CORP
filed 1997-01-14
CIK 737203

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended NOVEMBER 30, 1996
                                                           ------------------
               -OR-
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from        to
                                                           -------   ------

                        Commission File Number  0-13099

                              TRISTAR CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3129318
    -------------------------------                  -------------------
    (State or other jurisdiction of                  (I. R. S.  Employer
    incorporation or organization)                   Identification No.)



          12500 San Pedro Avenue, Suite 500, San Antonio, Texas  78216
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                (210)  402-2200
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

                                 Yes      X           No
                                     ------------        -------------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             On January 10, 1997, there were outstanding 16,710,176 shares of Common Stock, $.01 par value, of the registrant.

                     TRISTAR CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                             PAGE
                                                                                           ----
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--November 30, 1996 and August 31, 1996                 3

         Consolidated statements of operations--thirteen  week periods ended
                  November 30, 1996 and December 2, 1995, respectively                      5

         Consolidated statements of cash flows--thirteen week  periods ended
                  November 30, 1996 and December 2, 1995, respectively                      6

         Notes to consolidated financial statements--November 30, 1996                      7

         Independent Accountants' Review Report                                            10

Item 2.  Management's Discussion and Analysis of Financial Condition and                   11
                  Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 16

Item 2.  Changes in Securities                                                             16

Item 3.  Defaults Upon Senior Securities                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                               16

Item 5.  Other Information                                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                 17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         November 30,
                                                                             1996               August 31,
                                 ASSETS                                   (unaudited)             1996 *
                                                                   ------------------     ----------------
Current assets:
  Cash                                                             $          302,000     $        233,000
  Accounts receivable, less allowance for doubtful accounts
    of $865,000 and $850,000, respectively                                 14,588,000            9,522,000
  Accounts receivable - related parties - net                               1,269,000            1,518,000
  Inventories                                                              12,309,000           12,691,000
  Prepaid expenses                                                            359,000              258,000
                                                                   ------------------     ----------------
    Total current assets                                                   28,827,000           24,222,000
                                                                   ------------------     ----------------
Property, plant and equipment, less accumulated depreciation
  of $5,832,000  and $5,391,000                                             8,284,000            8,532,000
                                                                   ------------------     ----------------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,457,000 and $1,436,000, respectively                                633,000              653,000
  Other assets                                                                368,000              360,000
                                                                   ------------------     ----------------
    Total other assets                                                      1,001,000            1,013,000
                                                                   ------------------     ----------------
Total assets                                                       $       38,112,000     $     33,767,000
                                                                   ==================     ================





* Prepared from audited financial statements for the year ended August 31, 1996.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)


                                                                                          Pro Forma
                                                                                         Shareholders'
                                                                     November 30,          Equity
                                                                        1996              (Note 7)          August 31,
               LIABILITIES AND SHAREHOLDERS' EQUITY                  (unaudited)         (unaudited)          1996 *
                                                                   ----------------    ---------------   ----------------
Current liabilities:
  Short-term borrowings                                            $     11,785,000    $                 $      9,319,000
  Accounts payable--trade                                                 6,158,000                             5,233,000
  Accounts payable--related parties - net                                 2,784,000                             2,900,000
  Accrued  bonuses                                                          225,000                               202,000
  Accrued interest expense-subordinated debt                              1,279,000                             1,174,000
  Other accrued expenses                                                  1,098,000                               847,000
  Income taxes payable                                                       29,000                                85,000
  Current portion of capital lease obligations                               34,000                                38,000
  Current portion of long-term obligations                                3,002,000                             3,134,000
                                                                   ----------------                      ----------------

    Total current liabilities                                            26,394,000                            22,932,000

Long-term debt, less current portion                                              0                                 3,000
Obligations under capital leases, less current portion                       29,000                                59,000
Subordinated long term debt - related parties, less current portion      12,666,000          8,000,000         12,666,000
                                                                   ----------------    ---------------   ----------------
   Total liabilities                                                     39,089,000          8,000,000         35,660,000
                                                                   ----------------    ---------------   ----------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    666,529 shares issued and outstanding proforma                               --          4,666,000                --
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,710,176 shares and
    16,650,176 shares, respectively                                         167,000            167,000            167,000
  Additional paid-in-capital                                             10,484,000         10,484,000         10,354,000
  Accumulated deficit                                                   (11,628,000)       (11,628,000)       (12,414,000)
                                                                   ----------------    ---------------   ----------------
    Total shareholders' equity (deficit)                                   (977,000)   $     3,689,000         (1,893,000)
                                                                   ----------------    ===============   ================
Total liabilities and shareholders' equity                         $     38,112,000                      $     33,767,000
                                                                   ================                      ================





* Prepared from audited financial statements for the year ended August 31, 1996.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                         Thirteen Weeks Ended
                                                  November 30,          December 2,
                                                      1996                 1995
                                               ---------------     ----------------
Net sales                                      $    17,489,000     $     17,403,000

Cost of sales                                       12,262,000           12,825,000
                                               ---------------     ----------------
Gross profit                                         5,227,000            4,578,000

Selling, general and administrative expenses         3,768,000            3,399,000
                                               ---------------     ----------------
Income from operations                               1,459,000            1,179,000

Other income (expense):
    Interest expense                                  (604,000)            (536,000)
    Other expense                                      (39,000)            (319,000)
                                               ---------------     ----------------
Income before provision for income taxes               816,000              324,000

Provision for income taxes                              30,000              120,000
                                               ---------------     ----------------
Net income                                     $       786,000     $        204,000
                                               ===============     ================


Net income per common share                    $          0.04     $           0.01
                                               ===============     ================
Weighted average shares outstanding                 17,497,919           17,310,295
                                               ===============     ================





See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                     Thirteen Weeks Ended
                                                              November 30,          December 2,
                                                                  1996                 1995
                                                          ------------------     ---------------
Cash flows from (used in) operating activities
  Net income                                              $          786,000     $       204,000
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation and amortization                                    441,000             642,000
    Provision for losses on accounts receivable                      282,000             171,000
    Provision for inventory allowances                               136,000             192,000
    Deferred income tax expense                                            0             120,000
    Issuance of stock in connection with 401K plan                    10,000              30,000
    Amortization of warrant valuations                                20,000              21,000
    Change in operating assets and liabilities:
      Accounts receivable                                         (4,863,000)         (5,101,000)
      Inventories                                                     10,000             135,000
      Prepaid expense                                               (101,000)           (139,000)
      Income taxes payable                                           (56,000)           (118,000)
      Accounts payable                                               809,000             451,000
      Accrued expenses                                               379,000             401,000
                                                          ------------------     ---------------
    Net cash used in operating activities                         (2,147,000)         (2,991,000)
                                                          ------------------     ---------------

Cash flows (used in) from investing activities:
  Capital expenditures                                              (193,000)           (211,000)
  (Increase) decrease in other assets                                 (8,000)             11,000
                                                          ------------------     ---------------
    Net cash used in investing activities                           (201,000)           (200,000)
                                                          ------------------     ---------------
Cash flows from (used in) financing activities:
  Net increase in short term borrowings                            2,466,000           3,488,000
  Principal payments under debt obligations                         (169,000)           (164,000)
  Proceeds from exercise of stock options                            120,000                 --
                                                          ------------------     ---------------
    Net cash provided by (used in) financing activities            2,417,000           3,324,000
                                                          ------------------     ---------------
Net (decrease) increase in cash                                       69,000             133,000
Cash at beginning of period                                          233,000             806,000
                                                          ------------------     ---------------
Cash at end of period                                     $          302,000     $       939,000
                                                          ==================     ===============





See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 30, 1996


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 30, 1996, are not necessarily indicative of the results that may be expected for the year ending August 30, 1997.



NOTE 2:  NET INCOME PER SHARE

Net income per share amounts were computed based upon the weighted average number of common shares outstanding and common equivalents of dilutive stock options and warrants.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

                              ------------------------------------------------------------
                                                        November 30,         August 31,
                                                            1996                1996
                              ------------------------------------------------------------
                              Raw materials         $        7,047,000  $        6,598,000
                              Work-in-process                  285,000             469,000
                              Finished goods                 6,964,000           7,710,000
                                                    ------------------  ------------------
                                                            14,296,000          14,777,000
                              Inventory allowances          (1,987,000)         (2,086,000)
                                                    ------------------  ------------------
                                                    $       12,309,000  $       12,691,000
                                                   ===================  ==================
                              ------------------------------------------------------------



NOTE 4:  SHORT-TERM BORROWING

The Company's line of credit provides for maximum borrowings of $15,500,000 at prime rate (8.25%) plus two percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability is based on eligible domestic and foreign accounts receivable, and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

The line of credit expires July 1997, subject to certain conditions which include the Company continuing to meet projected results of operations for the year ending August 31, 1997. While there can be no assurances, management believes that the Company will continue to meet projected results of operations. In the event that renewal or further extension does not occur, the Company has initiated an effort to locate an alternative lender to replace the existing lender. This facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

Remaining availability under the line as of November 30, 1996, was $224,000, based on the borrowing formulas.


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

         PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $0.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. The latter court approved distribution has been appealed by two other claimants under the policy.

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.


NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 78% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those affiliates. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated
with Board and related committee meetings.   The following summarizes the
presentations at November 30, 1996 and August 31, 1996.

-----------------------------------------------------------------------------------------------------
                                                                       November 30,      August 31,
                                                                          1996              1996
                                                                 ------------------------------------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties                        $         1,803,000        1,679,000

Offset amount                                                               (534,000)        (161,000)
                                                                 ------------------------------------
Net related parties receivables                                  $         1,269,000        1,518,000
                                                                =====================================
ACCOUNTS PAYABLE:
Total accounts payable-related parties                           $         3,318,000       3,061,,000

Offset amount                                                               (534,000)        (161,000)
                                                                 ------------------------------------
Net related parties payables                                     $         2,784,000        2,900,000
                                                                =====================================
-----------------------------------------------------------------------------------------------------

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the thirteen week period ended November 30, 1996, and for the respective period in fiscal 1996, the Company purchased approximately $1,618,000 and $1,450,000, respectively.

During the thirteen week period ended November 30, 1996, and for the respective period in fiscal 1996, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,137,000 and $441,000, respectively.

NOTE 7:   SHAREHOLDERS' EQUITY (DEFICIT)

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

                     Independent Accountants' Review Report




The Board of Directors and Shareholders
Tristar Corporation:

We have reviewed the condensed consolidated balance sheet of Tristar Corporation and subsidiaries as of November 30, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended November 30, 1996 and December 2, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tristar Corporation and subsidiaries as of August 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 11, 1996, which referred to other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  KPMG Peat Marwick LLP


San Antonio, Texas
January 11, 1997

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIODS ENDED NOVEMBER 30, 1996, AND DECEMBER 2, 1995.

For the thirteen week period ended November 30, 1996, the Company recorded a net income of $786,000 or $0.04 per share, compared to a net income of $ 204,000 or $0.01 per share for the thirteen week period ended December 2, 1995.

NET SALES
Net sales of $17,489,000 for the thirteen weeks ended November 30, 1996, were essentially the same as the net sales of $17,403,000 for the thirteen weeks ended December 2, 1995.

NET SALES - CHANNELS OF DISTRIBUTION
The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the thirteen weeks ended November 30, 1996, the Company experienced a small growth in the U.S. wholesale market while experiencing a slight decline in the combined chain, specialty chain and mass merchandising channels in comparison to fiscal 1996. This decline appeared to reflect the shorter Christmas purchasing period in 1996 for consumers. The small growth in the wholesale channel is not indicative of the very successful introduction of the new Royal Selections fragrance line. The very competitive, both in price and presentation, Royal Selections line, designed for the wholesale market, has received significant acceptance in that market to the extent that the Company was unable to completely satisfy the demand for that product in the first quarter as capacity increases. It is anticipated that demand and availability will equalize in the second quarter. The Company continues to devote resources to all channels of distribution in the U.S. with programs including, but not limited to, promotions and limited advertising.

Sales made directly to foreign-based customers in North and South America as a group remained relatively constant during the first quarter of fiscal 1996 when compared to the prior year's first quarter. Economic and political conditions continue to restrict growth in some of these markets. However, the Company continues to devote resources to selected channels of distribution in Latin America with similar programs to those in the U.S.

NET SALES - RELATED PARTIES
In the first quarter of fiscal 1997, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $1,137,000 as compared to $441,000 for the comparable period ended December 2, 1995.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES
Of the net sales in the first thirteen weeks of fiscal 1997, approximately 10%, or $1,814,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1996, comparable numbers were 8%, or $1,349,000. In addition, fragrance and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 5% and 7% of cost of sales in the same periods of fiscal 1997 and 1996, respectively.

GROSS PROFIT
The Company's gross profit for the thirteen week periods ended November 30, 1996 and December 2, 1995 were $5,227,000, or 30% of sales and $4,578,000 or
26% of sales, respectively.   The improvement in gross profit in fiscal 1997 in
comparison to fiscal 1996 was primarily due to lower manufacturing variances and improved product margins in fiscal 1997 versus 1996. The improved product margins reflect a change in the product mix sold in fiscal 1997. Included in the mix were sales of the higher margin premium DCA line, which was not introduced until the second quarter of fiscal 1996. Gross profit margins are expected to remain at the current levels or improve slightly in the remainder of the fiscal year as production efficiency improvements are expected to continue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") for the thirteen week periods ended November 30, 1996 and December 2, 1995, increased 11% to $3,768,000 from $3,399,000 respectively. The increase over the comparable prior fiscal period was due primarily to expenses associated with the development of the chain markets in the United States.

NON OPERATING INCOME OR EXPENSE
Interest expense increased for the thirteen week period of fiscal 1997 over the previous year's like quarter to $604,000 from $536,000, respectively, as a result of increased borrowings under the Company's lines of credit.

However, other non operating expenses were lower in fiscal 1997 in comparison to fiscal 1996 primarily as a result of higher foreign currency translation losses and merger costs incurred in fiscal 1996.


POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The results for the remainder of fiscal 1997 could be adversely affected by each or all of the following factors:

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

4. New and Developing Markets. The Company continues in its attempts to develop and expand sales in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions and high levels of taxes on imports, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

5. Limitations on Working Capital. The Company experienced a limitation of working capital availability in the latter part of fiscal 1996 primarily as a result of (1) investments in foreign markets with benefits of those investments not projected to accrue to the Company in the immediate future,
    (2) investments in the development and introduction of the new Designer Classic Alternatives (DCA) product line, (3) the cost of entry into the marketing channel where the new DCA product line is currently being sold, and (4) losses incurred on operations unrelated to the new DCA product line. The restricted availability resulted in the maximization of borrowings under the Company's credit facility and in delaying payments to certain vendors (primarily affiliates of the Core Sheth families) beyond customary terms. While management does not anticipate such an event, a severe recurrence in the future could restrict the Company's ability to purchase components. The inability to purchase certain components could reduce the Company's ability to manufacture product with a resultant negative impact on sales and results of operations.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated by operations, and from delaying payments to vendors (primarily related parties) beyond customary terms.

Operating Activities
Operations in the thirteen week period ended November 30, 1996, utilized $2,147,000 in cash primarily due to increased trade accounts receivable ($4,863,000). Offsetting the usage was a net income of $1,675,000 adjusted for non cash items, and an increase in accounts payable ($809,000) and accrued expenses ($379,000).

Accounts receivable grew primarily as a result of a seasonal growth in sales and due to varying extended seasonal financing terms given to customers.
Such accounts receivable increase is comparable to the same period in the prior fiscal year. Accounts payable increased as the company increased its purchases for the seasonal growth in sales.

Investing Activities
Capital expenditures during the thirteen week period were $193,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities.

Financing Activities
During the thirteen week period ended November 30, 1996, short term borrowings increased $2,466,000 to $11,785,000 under its revolving line of credit. Remaining availability under the line as of November 30, 1996, was $224,000 based on the borrowing formulas.

The Company had at November 30, 1996, a revolving credit agreement, amended as of October 1, 1996, which provided for $15,500,000 of maximum borrowings at the prime rate (8.25% at November 30, 1996) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement. In December 1996, the lender agreed to extend the expiration date from March 1997 to July 1997 subject to certain conditions which included a requirement that the Company meet its budgeted operating results.

The term loan entered into in July 1995 with the same lender as the short term revolving credit line, provided for borrowings of $3.9 million of which $3,002,000 were outstanding as of November 30, 1996. This loan is subject to the same interest rate, fees, and debt restrictions as listed above for the revolving credit lines. The loan calls for monthly installments assuming a maturity date in 2002, however, for financial statement presentation purposes, the entire loan is considered as current reflecting the July 1997 expiration date of the credit facility with the lender.

The credit lines are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 4 of the Notes to the Consolidated Financial Statements).

Management believes that the Company's revolving line of credit and term loan (with the same lender) will either be renewed or similar replacement lines of credit will be put in place upon the expiration of the existing line. The expiration date which was in March 1997 has been extended to July 1997 subject to certain conditions which include the Company continuing to meet projected results of operations for the year ending August 31, 1997. While there can be no assurances, management believes that the Company will continue to meet projected results of operations. The Company has initiated a search for a new lender in the event that the existing line of credit is not renewed. The line of credit, together with cash generated by operations and the continued ability to delay payments as required to related party vendors should provide sufficient cash to meet the requirements of the Company for fiscal 1997.

As of November 30, 1996, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the commercial lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements).

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at November 30, 1996 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8 million related to that settlement. Notes under this debt bear interest at rates of 6.36% to 8.23% per annum. Repayments of this debt will begin in the year 2001. Due to the subordination of the debt to senior lenders and the long-term nature of the debt, the Company does not believe that the increase in the ratio of long-term debt to equity has an adverse effect on the Company.

As of November 30, 1996, the Company's financial statements reflect accrued interest of $1,279,000 due on the above related party debt. A payment waiver has been obtained from the related party for delinquent interest payments ($265,000) under the $8 million debt as non-payment would be an event of default under that debt. Additionally, the Company is delinquent in interest payments of $491,000 under the $4.7 million portion which does not contain an event of default clause.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

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

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      EXHIBITS

23               Awareness Letter of KPMG Peat Marwick LLP.

27               Financial Data Schedule.

         b)      REPORTS ON FORM 8-K

                 None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRISTAR CORPORATION
                                       (Registrant)



Date:  January 14, 1997             /s/ Viren S. Sheth
       ----------------             --------------------------------------------
                                    Viren S. Sheth
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  January 14, 1997             /s/ Loren M. Eltiste
       ----------------             --------------------------------------------
                                    Loren M. Eltiste
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
23               Awareness Letter of KPMG Peat Marwick LLP.

27               Financial Data Schedule.
