Form 10-Q
period 1997-03-01
TRISTAR CORP
filed 1997-04-21
CIK 737203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      MARCH 1, 1997
                                    -------------------------

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-13099

                              TRISTAR CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             13-3129318
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I. R. S. Employer
corporation or organization)                              Identification No.)


          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (210) 402-2200
                           ------------------------
              (Registrant's telephone number, including area code)


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

          ON APRIL 14, 1997, THERE WERE OUTSTANDING 16,710,176 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--March 1, 1997 and August 31, 1996                          3

         Consolidated statements of operations--thirteen and twenty-six week
                   periods ended March 1, 1997 and March 2, 1996, respectively                   5

         Consolidated statements of cash flows--twenty-six week periods ended
                   March 1, 1997 and March 2, 1996, respectively                                 6

         Notes to consolidated financial statements--March 1, 1997                               7

         Independent Accountants' Review Report                                                 11

Item 2.  Management's Discussion and Analysis of Financial Condition and                        12
                   Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      17

Item 2.  Changes in Securities                                                                  17

Item 3.  Defaults Upon Senior Securities                                                        17

Item 4.  Submission of Matters to a Vote of Security Holders                                    17

Item 5.  Other Information                                                                      18

Item 6.  Exhibits and Reports on Form 8-K                                                       18

SIGNATURES                                                                                      19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 1,
                                                                   1997         August 31,
                                   ASSETS                       (unaudited)       1996 *
                                                               ------------   ------------
Current assets:
  Cash                                                         $    149,000   $    233,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,011,000 and $850,000, respectively                     13,342,000      9,522,000
  Accounts receivable - related parties - net                       748,000      1,518,000
  Inventories                                                    13,658,000     12,691,000
  Prepaid expenses                                                  798,000        258,000
                                                               ------------   ------------
    Total current assets                                         28,695,000     24,222,000
                                                               ------------   ------------
Property, plant and equipment, less accumulated depreciation
  of $6,283,000  and $5,391,000                                   7,985,000      8,532,000
                                                               ------------   ------------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,747,000 and $1,436,000, respectively                      342,000        653,000
  Other assets                                                      455,000        360,000
                                                               ------------   ------------
    Total other assets                                              797,000      1,013,000
                                                               ------------   ------------
Total assets                                                   $ 37,477,000   $ 33,767,000
                                                               ============   ============



* Prepared from audited financial statements for the year ended August 31, 1996.

           See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                                                                         MARCH 1,
                                                                          1997         August 31,
                    LIABILITIES AND SHAREHOLDERS' EQUITY               (UNAUDITED)       1996 *
                                                                      ------------    ------------
Current liabilities:
  Short-term borrowings                                               $ 10,653,000    $  9,319,000
  Accounts payable--trade                                                7,139,000       5,233,000
  Accounts payable--related parties - net                                3,098,000       2,900,000
  Accrued  bonuses                                                         214,000         202,000
  Accrued interest expense-subordinated debt                             1,433,000       1,174,000
  Other accrued expenses                                                   929,000         847,000
  Accrued  preferred stock dividends                                        29,000            --
  Income taxes payable                                                      10,000          85,000
  Current portion of capital lease obligations                              40,000          38,000
  Current portion of long-term obligations                               2,817,000       3,134,000
                                                                      ------------    ------------

    Total current liabilities                                           26,362,000      22,932,000

Long-term debt, less current portion                                          --             3,000
Obligations under capital leases, less current portion                      59,000          59,000
Subordinated long term debt - related parties, less current portion      4,500,000      12,666,000
                                                                      ------------    ------------

   Total liabilities                                                    30,921,000      35,660,000
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 666,529 shares issued and outstanding                      4,666,000            --
    Series B, 120,690 shares issued and outstanding                      4,511,000            --
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,710,176 shares and
    16,650,176 shares, respectively                                        167,000         167,000
  Additional paid-in-capital                                            10,493,000      10,354,000
  Accumulated deficit                                                  (13,281,000)    (12,414,000)
                                                                      ------------    ------------

    Total shareholders' equity (deficit)                                 6,556,000      (1,893,000)
                                                                      ------------    ------------

Total liabilities and shareholders' equity                            $ 37,477,000    $ 33,767,000
                                                                      ============    ============


* Prepared from audited financial statements for the year ended August 31, 1996.

           See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                     MARCH 1,        March 2,       MARCH 1,        March 2,
                                                      1997            1996           1997            1996
                                                  ------------    ------------    ------------    ------------
Net sales                                         $ 15,577,000    $ 10,112,000    $ 33,066,000    $ 27,514,000

Cost of sales                                       11,229,000       8,189,000      23,491,000      21,013,000
                                                  ------------    ------------    ------------    ------------

Gross profit                                         4,348,000       1,923,000       9,575,000       6,501,000

Selling, general and administrative expenses         4,070,000       3,865,000       7,838,000       7,265,000
                                                  ------------    ------------    ------------    ------------

Income (loss) from operations                          278,000      (1,942,000)      1,737,000        (764,000)

Other income (expense):
    Interest expense                                  (506,000)       (589,000)     (1,110,000)     (1,125,000)
    Other expense                                     (366,000)        (67,000)       (405,000)       (385,000)
                                                  ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes       (594,000)     (2,598,000)        222,000      (2,274,000)

Provision for income taxes                              20,000        (120,000)         50,000            --
                                                  ------------    ------------    ------------    ------------

Net (loss) income                                 $   (614,000)   $ (2,478,000)   $    172,000    $ (2,274,000)
                                                  ------------    ------------    ------------    ------------

Less:
    Preferred stock dividends                          (29,000)           --           (29,000)           --
    Effect of beneficial conversion feature         (1,011,000)           --        (1,011,000)           --
                                                  ============    ============    ============    ============
Net (loss) applicable to common stock             $ (1,654,000)   $ (2,478,000)   $   (868,000)   $ (2,274,000)
                                                  ============    ============    ============    ============

Earnings per common share:
Net (loss) applicable to common stock             $       (.10)           (.15)           (.05)           (.14)
                                                  ============    ============    ============    ============

     Weighted average shares outstanding            16,714,205      16,635,064      16,695,378      16,633,626
                                                  ============    ============    ============    ============



           See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                TWENTY-SIX WEEKS ENDED
                                                                MARCH 1,        March 2,
                                                                 1997            1996
                                                              ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income (loss)                                         $    172,000    $ (2,274,000)
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization                              892,000       1,065,000
        Provision for losses on accounts receivable                493,000         285,000
        Provision for inventory allowances                         276,000         632,000
        Issuance of stock in connection with 401K plan              10,000          30,000
        Amortization of warrant valuations                         311,000          41,000
        Change in operating assets and liabilities:
           Accounts receivable                                  (3,307,000)     (3,795,000)
           Inventories                                          (1,479,000)     (2,467,000)
           Prepaid expenses                                       (540,000)        (76,000)
           Income taxes payable                                    (75,000)       (117,000)
           Accounts payable                                      2,104,000       2,520,000
           Accrued expenses                                        353,000         187,000
                                                              ------------    ------------
        Net cash used in operating activities                     (790,000)     (3,969,000)
                                                              ------------    ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (345,000)       (772,000)
    (Increase) decrease in other assets                            (95,000)       (205,000)
                                                              ------------    ------------
        Net cash used in investing activities                     (440,000)       (977,000)
                                                              ------------    ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net increase in short term borrowings                        1,334,000       4,888,000
    Proceeds from long-term debt                                    29,000         200,000
    Principal payments under debt obligations                     (346,000)       (321,000)
    Proceeds from exercise of stock options                        129,000            --
                                                              ------------    ------------
        Net cash provided by (used in) financing activities      1,146,000       4,767,000
                                                              ------------    ------------
NET (DECREASE) INCREASE IN CASH                                    (84,000)       (179,000)
CASH AT BEGINNING OF PERIOD                                        233,000         806,000
                                                              ------------    ------------
CASH AT END OF PERIOD                                         $    149,000    $    627,000
                                                              ============    ============


           See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 1, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended March 1, 1997, are not necessarily indicative of the results that may be expected for the year ending August 30, 1997.


NOTE 2:  NET INCOME PER SHARE

The computation of primary earnings (loss) per share is based on the weighted average number of common shares outstanding during the year plus the dilutive effect of common stock equivalents consisting of stock options and warrants. In December 1996 the Company issued 666,529 shares of 7% cumulative convertible preferred stock ("Series A Preferred") in a private transaction with a related party and principal stockholder. In a separate transaction in February 1997, the Company issued 120,690 shares of 7% cumulative convertible preferred stock (Series B Preferred), in a private transaction with a related party and the holder of a subordinated promissory note. Each share of the Series A Preferred is convertible into one share of the Company's common stock, and each share of the Series B Preferred is convertible into four shares of the Company's common stock. Earnings (loss) per common share have been adjusted for dividend requirements on the preferred stock and for the beneficial conversion feature of the Series B preferred stock as described in Note 7: Shareholders' Equity (Deficit). Fully diluted earnings (loss) per share is not less than the primary earnings (loss) per share for the thirteen and twenty-six week periods ended March 1, 1997, and March 2, 1996, respectively.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

---------------------------------------------------
                         March 1,        August 31,
                           1997            1996
                       ------------    ------------
Raw materials          $  7,364,000    $  6,598,000
Work-in-process             311,000         469,000
Finished goods            8,112,000       7,710,000
                       ------------    ------------

                         15,787,000      14,777,000
Inventory allowances     (2,129,000)     (2,086,000)
                       ------------    ------------

                       $ 13,658,000    $ 12,691,000
                       ============    ============
---------------------------------------------------

NOTE 4:  SHORT-TERM BORROWING

The Company's line of credit which expires July 7, 1997, provides for maximum borrowings of $15,500,000 at prime rate (8.25%) plus two percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability is based on eligible domestic and foreign accounts receivable, and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

This facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

The Company has been advised by its lender that the existing revolving line of credit and term loan will not be renewed upon the expiration of the credit agreements in July 1997 as a result of a change in lending strategies by the lender. The Company is in discussions with potential new lenders and management believes that a similar or improved line of credit will be put in place by the July 1997 expiration date.

Remaining availability under the line as of March 1, 1997, was $594,000, based on the borrowing formulas.


NOTE 5:  LITIGATION AND CONTINGENCIES

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company, and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and sought indemnification of legal costs incurred by two plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Core Sheth Families' holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

         PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $0.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy have sought reconsideration of the latter court-approved disbursement.

         INTERNAL REVENUE SERVICE EXAMINATION

In February 1997, the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, the effect is not anticipated to be material to current financial results or the Company's cash flow. However, if unsuccessful, the Company could lose a significant amount of its existing net operating loss carryforward benefits.

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.


NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 78% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those affiliates. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at March 1, 1997 and August 31, 1996.


-------------------------------------------------------------------------------
                                                MARCH 1,       AUGUST 31,
                                                 1997            1996
                                            ------------       ---------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties   $  1,356,000       1,679,000

Offset amount                                   (608,000)       (161,000)
                                            ------------       ---------
Net related parties receivables             $    748,000       1,518,000
                                            ============       =========

ACCOUNTS PAYABLE:
Total accounts payable-related parties      $  3,706,000       3,061,000
                                            ============       =========

Offset amount                                   (608,000)       (161,000)
                                            ------------       ---------
Net related parties payables                $  3,098,000       2,900,000
                                            ============       =========
-------------------------------------------------------------------------------

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the twenty-six week period ended March 1, 1997, and for the respective period in fiscal 1996, the Company purchased approximately $3,162,000 and $2,384,000, respectively.

During the twenty-six week period ended March 1, 1997, and for the respective period in fiscal 1996, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,841,000 and $865,000, respectively.

NOTE 7:   SHAREHOLDERS' EQUITY (DEFICIT)

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible non-voting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share, plus all accrued and unpaid dividends. The conversion price approximated the closing bid price of the Company's common stock as reported by the NASDAQ on the date of this transaction

In a subsequent transaction effective February 21, 1997, Nevell Investments, S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible non-voting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29 per share ($7.25 per common share), plus all accrued and unpaid dividends.

On February 21, 1997, the closing bid price of the Company's common stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a "beneficial conversion feature" of $2 3/32, the difference between the conversion price and the closing bid price. Based on a recent announcement by the Securities and Exchange Commission staff, the value of the beneficial conversion feature must be reflected in the financial statements of the Company as a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase to the value of the Series B preferred stock in the amount of $1,011,000. Additionally as a result of the conversion the company recognized $270,000 of increased warrant amortization.

The treatment of the beneficial conversion feature results in an adjustment to the computation of the earnings per share applicable to the common stock shareholder and is accordingly reflected on the Company's consolidated statement of operations.

                     Independent Accountants' Review Report




The Board of Directors and Shareholders
Tristar Corporation:

We have reviewed the condensed consolidated balance sheet of Tristar Corporation and subsidiaries as of March 1, 1997, and the related condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended March 1, 1997 and March 2, 1996, and the consolidated statements of cash flows for the twenty-six week periods ended March 1, 1997 and March 2, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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


San Antonio, Texas
April 10, 1997

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 1, 1997, AND MARCH 2, 1996.

For the thirteen week period ended March 1, 1997 the Company recorded a net loss of $614,000 compared to a net loss of $2,478,000 for the thirteen week period ended March 2, 1996. For the twenty-six week period ended March 1, 1997 the Company recorded net income of $172,000 compared to a net loss of $ 2,274,000 for the twenty-six week period ended March 2, 1996.

On February 21, 1997, the Company entered into a transaction whereby it converted $3,500,000 of subordinated debt into Series B preferred stock. The conversion feature of this transaction allows the conversion of the preferred stock into the Company's common stock at a price of $7.25 per common share. On the date of the transaction, the closing bid price of the Company's common stock as reported by NASDAQ was $9 11/32. Based on a recent announcement by the Securities and Exchange Commission staff, the difference between the conversion price and the closing bid price on the date of the transaction must be accounted for as a dividend to the preferred shareholder. This amount, a non-cash item of $1,011,000, and accrued dividends on the preferred stock are reflected on the Consolidated Statement of Operations as a reduction of the net
(loss) income line and are considered in computing the net loss applicable to each share of common stock. Net loss applicable per share of common stock calculations as adjusted for these items ($0.06 per share) were $0.10 and $0.15 for the thirteen weeks and $0.05 and $0.14 for the twenty-six weeks ended March 1, 1997 and March 2, 1996, respectively.

NET SALES

Net sales of $15,577,000 for the thirteen weeks ended March 1, 1997, were 54% greater than the net sales of $10,112,000 for the thirteen weeks ended March 2, 1996. For the twenty-six weeks ended March 1, 1997, sales were $33,066,000, an increase of 20% over the twenty-six weeks ended March 2, 1996 ($27,514,000). The increase over the prior fiscal period can be primarily attributed to growth in sales in the wholesale and Latin America markets as a result of the successful introduction of the Royal Selections fragrance line in September 1996.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the thirteen and twenty-six week periods ended March 1, 1997, the Company experienced a growth in the U.S. wholesale and Latin America markets while experiencing a slight decline in the combined chain, specialty chain and mass merchandising channels when compared to fiscal 1996. The growth in the wholesale and Latin America channels is indicative of the successful introduction of the new Royal Selections fragrance line in September 1996. The very competitive, both in price and presentation, Royal Selections line, designed for the wholesale and Latin America markets, has received significant acceptance in those markets to the extent that the Company was at times unable to completely satisfy the demand for specific fragrances in that product line. It is anticipated that demand and availability will equalize in the third quarter. The Company continues to devote resources to all channels of distribution in the U.S. and Latin America with programs including, but not limited to, promotions and limited advertising. In certain Latin America markets, economic and political conditions continue to restrict growth.

NET SALES - RELATED PARTIES

In the thirteen and twenty-six week periods of fiscal 1997, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $1,137,000 and $1,841,000 respectively, as compared to $424,000 and $865,000 respectively, for the comparable period ended March 2, 1996.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES

Of the net sales in the twenty-six weeks of fiscal 1997, approximately 9%, or $2,988,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1996, comparable numbers were 12%, or $3,222,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 4% and 12% of cost of sales in the same periods of fiscal 1997 and 1996, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended March 1, 1997 and March 2, 1996 was $4,348,000, or 28% of sales and $1,923,000 or 19% of sales, respectively. Gross profit for the twenty-six week periods ended March 1, 1997 and March 2, 1996 were $9,575,000, or 29% of sales and $6,501,000 or
24% of sales, respectively. The improvement in gross profit in fiscal 1997 in comparison to fiscal 1996 was primarily due to lower manufacturing variances and improved product margins in fiscal 1997 versus 1996. The improved product margins reflect a change in the product mix sold in fiscal 1997. Included in the mix were sales of the higher margin premium DCA line, which was not introduced until the second quarter of fiscal 1996. Gross profit margins are expected to remain at the current levels or improve slightly in the remainder of the fiscal year as production efficiency improvements are expected to continue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen and twenty-six week periods ended March 1, 1997 increased 5% to $4,070,000 and 8% to $7,838,000, respectively, from $3,865,000 and $7,265,000, respectively, for the like fiscal 1996 periods ended March 2, 1996. The increase over the comparable prior fiscal period was due primarily to expenses associated with the development of the chain markets in the United States.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased slightly when comparing the thirteen and twenty-six week periods of fiscal 1997 to the same periods of fiscal 1996 as a result of the conversion of interest bearing subordinated debt into preferred stock. For the thirteen and twenty-six weeks ending March 1, 1997, other expense was higher than the comparable period in fiscal 1996 reflecting the increased warrant amortization expense which resulted from the conversion of subordinated debt in the second quarter.


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

3. Supply of Products. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources including an affiliate of the Core Sheth Families. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Core Sheth Families affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.

4. New and Developing Markets. The Company continues in its attempts to develop and expand sales in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions, high levels of taxes on imports, and restrictions on currency transactions, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

5. Limitations on Working Capital. The Company experienced a limitation of working capital availability in the latter part of fiscal 1996. The restricted availability resulted in the maximization of borrowings under the Company's credit facility and in delaying payments to certain vendors (primarily affiliates of the Core Sheth families) beyond customary terms. While management does not anticipate such an event, a severe recurrence in the future could restrict the Company's ability to purchase components. The inability to purchase certain components could reduce the Company's ability to manufacture product with a resultant negative impact on sales and results of operations.

6. Replacement of the Existing Lines of Credit. The Company has been advised by its commercial lender that the existing lines of credit will not be renewed when they expire in July 1997. While management expects that it will replace the existing lines with similar or improved lines, there can be no assurance that the Company will be successful. The Company is in discussions with potential lenders to replace the existing lines.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated by operations, and from delaying payments to vendors (primarily related parties) beyond customary terms.

Operating Activities

Operations in the twenty-six week period ended March 1, 1997, utilized $790,000 in cash primarily due to increased trade accounts receivable ($3,307,000) and inventories ($1,479,000). Offsetting the usages were a net income of $2,154,000 adjusted for non cash items, an increase in accounts payable ($2,104,000) and accrued expenses ($353,000).

Accounts receivable grew primarily as a result of increased sales and due to varying extended financing terms given to customers. Such accounts receivable increase is comparable to the same period in the prior fiscal year. Inventories have increased in support of anticipated sales growth. Accounts payable increased as a reflection of the inventory growth and in support of the increased sales levels.

Investing Activities

Capital expenditures during the twenty-six week period were $345,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment, and computer equipment and software with lesser amounts being invested in equipment for distribution activities.

Financing Activities

During the twenty-six week period ended March 1, 1997, short term borrowings increased $1,334,000 to $10,653,000 under its revolving line of credit. Remaining availability under the line as of March 1, 1997, was $594,000 based on the borrowing formulas.

The Company had at March 1, 1997, a revolving credit agreement, amended as of October 1, 1996, which provided for $15,500,000 of maximum borrowings at the prime rate (8.25% at March 1, 1997) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement. In December 1996, the lender agreed to extend the expiration date from March 1997 to July 1997 subject to certain conditions that included a requirement that the Company meet its budgeted operating results.

The term loan entered into in July 1995 with the same lender as the short term revolving credit line, provided for borrowings of $3.9 million of which $2,738,000 were outstanding as of March 1, 1997. This loan is subject to the same interest rate, fees, and debt restrictions as listed above for the revolving credit lines. The loan calls for monthly installments assuming a maturity date in 2002, however, for financial statement presentation purposes, the entire loan is considered as current reflecting the July 1997 expiration date of the credit facility with the lender.

The credit lines are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 4 of the Notes to the Consolidated Financial Statements).

The Company has been advised by its lender that the existing revolving line of credit and term loan will not be renewed upon the expiration of the credit agreements in July 1997 as a result of a change in lending strategies by the lender. The Company is in discussions with potential new lenders and management believes that a similar or improved line of credit will be put in place by the July 1997 expiration date. The line of credit, together with cash generated by operations and the continued ability to delay payments as required to related party vendors should provide sufficient cash to meet the requirements of the Company for the balance of fiscal 1997.

As of the close of the previous quarter, November 30, 1996, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the commercial lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's Series A convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments ($567,000) on the converted debt.

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. As of the close of the previous quarter, November 30, 1996, the Company had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The remaining debt, $4.5 million, bears interest at rates of 6.36% to 8.23% per annum. The Company remains indebted to the affiliate for delinquent interest payments of $315,000 on the converted debt ($3.5 million). Repayments of the remaining debt will begin in the year 2001. Due to the subordination of the debt to senior lenders, the long-term nature of the debt, and the conversion of $3.5 million to preferred stock, the Company does not believe that the ratio of long-term debt to equity has an adverse effect on the Company.

As of March 1, 1997, the Company's financial statements reflect accrued interest of $1,433,000 due on the above related party debt including the delinquent amounts due on debt converted to preferred stock. A payment waiver has been obtained from the related party for delinquent interest payments.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES

Effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible non-voting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share plus all accrued and unpaid dividends..

In a subsequent transaction effective February 21, 1997, Nevell Investments, S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible non-voting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share plus all accrued and unpaid dividends.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of Stockholders was held on February 21, 1997 at the Company's corporate offices in San Antonio, Texas.


         b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                    Richard P. Rifenburgh              Jay J. Sheth
                    Robert R. Sparacino                Viren S. Sheth
                    Aaron Zutler

(1) Of the 16,271,179 shares represented at the meeting, the directors named in (b) above were elected by the following votes:


---------------------------- ----------------------------------
NAME                                NO. OF VOTES RECEIVED
---------------------------- ----------------------------------
Aaron Zutler                                        16,234,289
Robert R. Sparacino                                 16,234,089
Richard P. Rifenburgh                               16,234,021
Jay J. Sheth                                        16,232,289
Viren S. Sheth                                      16,232,289
---------------------------- ----------------------------------



     (2) Of the 16,271,179 shares voting at the meeting, 16,236,187 voted for the ratification of the appointment of the accounting firm of KPMG Peat Marwick LLP as the Company's independent public accountants for its 1997 fiscal year. The number of shares that voted against the ratification was 33,600 and the holders of 1,392 shares abstained from voting.

     (3) Of the 16,271,179 shares voting at the meeting, 15,855,085 voted for the ratification of a Stock Option Agreement for Viren Sheth. The number of shares that voted against the ratification was 49,778, the number of shares that did not vote was 361,126 and 5,190 shares abstained.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    EXHIBITS

3.1            Certificate of Incorporation of the Registrant, as amended.

10.32 Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997.

10.33 Termination of Employment Agreement between the Company and Joseph DeKama dated February 13, 1997.

10.34 Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21, 1997.

10.35 Third Amendment to Consolidated and Restated Loan and Security Agreement dated February 22, 1997, between the Company and Fremont Financial Corporation.

23             Awareness Letter of KPMG Peat Marwick LLP.

27             Financial Data Schedule.

         b)    REPORTS ON FORM 8-K

               1. The Company filed a Current Report on Form 8-K dated February 28, 1997, filing under item 5 a consolidated balance sheet of Tristar Corporation in connection with a change in the Company's NASDAQ listing from the National Market System to the SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRISTAR CORPORATION
                                      (Registrant)

Date: April 14, 1997              /s/ Viren S. Sheth
      ------------------          ---------------------------------------------
                                  Viren S. Sheth
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date: April 14, 1997              /s/ Loren M. Eltiste
      ------------------          ---------------------------------------------
                                  Loren M. Eltiste
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3.1    Certificate of Incorporation of the Registrant, as amended.

10.32 Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997.

10.33 Termination of Employment Agreement between the Company and Joseph DeKama dated February 13, 1997.

10.34 Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21, 1997.

10.35 Third Amendment to Consolidated and Restated Loan and Security Agreement dated February 22, 1997, between the Company and Fremont Financial Corporation.

23     Awareness Letter of KPMG Peat Marwick LLP.

27     Financial Data Schedule.