Form 10-Q
period 1997-05-31
TRISTAR CORP
filed 1997-07-15
CIK 737203

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934
          For the quarterly period ended:        MAY 31, 1997
                                           --------------------------
                  -OR-

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934
          For the transition period from            to
                                         ----------    ----------

                         COMMISSION FILE NUMBER 0-13099

                              TRISTAR CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                13-3129318
-------------------------                                   ------------------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)


          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210) 402-2200
                             -----------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes        X                    No
                          -------------------            ------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  ON JULY 9, 1997, THERE WERE OUTSTANDING 16,720,556 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                                   PAGE
                                                                                              -------------

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--May 31, 1997 and August 31, 1996                             3

          Consolidated statements of operations--thirteen and thirty-nine week periods
                    ended May 31, 1997 and June 1, 1996, respectively                               5

          Consolidated statements of cash flows--thirty-nine week periods ended
                    May 31, 1997 and June 1, 1996, respectively                                     6

          Notes to consolidated financial statements--May 31, 1997                                  7

          Independent Accountants' Review Report                                                   11

Item 2.   Management's Discussion and Analysis of Financial Condition and                          12
                    Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        17

Item 2.   Changes in Securities                                                                    17

Item 3.   Defaults Upon Senior Securities                                                          17

Item 4.   Submission of Matters to a Vote of Security Holders                                      17

Item 5.   Other Information                                                                        17

Item 6.   Exhibits and Reports on Form 8-K                                                         17


SIGNATURES                                                                                         18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   May 31,
                                                                    1997          August 31,
                  ASSETS                                         (unaudited)        1996 *
                                                                 -----------     -----------
Current assets:
  Cash                                                           $   102,000     $   233,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,084,000 and $850,000, respectively                      14,421,000       9,522,000
  Accounts receivable - related parties - net                      1,473,000       1,518,000
  Inventories                                                     12,443,000      12,691,000
  Prepaid expenses                                                   693,000         258,000
                                                                 -----------     -----------

    Total current assets                                          29,132,000      24,222,000
                                                                 -----------     -----------

Property, plant and equipment, less accumulated depreciation
  of $6,749,000  and $5,391,000                                    8,229,000       8,532,000
                                                                 -----------     -----------

Other assets:
  Warrant valuation, less accumulated amortization
    of $1,768,000 and $1,436,000, respectively                       321,000         653,000
  Other assets                                                       366,000         360,000
                                                                 -----------     -----------
    Total other assets                                               687,000       1,013,000
                                                                 -----------     -----------

Total assets                                                     $38,048,000     $33,767,000
                                                                 ===========     ===========



* Prepared from audited financial statements for the year ended August 31, 1996.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                                  MAY 31,
                                                                                    1997           August 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                       (UNAUDITED)          1996 *
                                                                               ------------      ------------
Current liabilities:
  Short-term borrowings                                                        $ 10,643,000      $  9,319,000
  Accounts payable--trade                                                         7,274,000         5,233,000
  Accounts payable--related parties - net                                         3,166,000         2,900,000
  Accrued  bonuses                                                                  229,000           202,000
  Accrued interest expense-subordinated debt                                      1,506,000         1,174,000
  Other accrued expenses                                                          1,058,000           847,000
  Accrued  preferred stock dividends                                                143,000                --
  Income taxes payable                                                               30,000            85,000
  Current portion of capital lease obligations                                       45,000            38,000
  Current portion of long-term obligations                                        2,660,000         3,134,000
                                                                               ------------      ------------

    Total current liabilities                                                    26,754,000        22,932,000

Long-term debt, less current portion                                                     --             3,000
Obligations under capital leases, less current portion                               42,000            59,000
Subordinated long term debt - related parties, less current portion               4,500,000        12,666,000
                                                                               ------------      ------------

   Total liabilities                                                             31,296,000        35,660,000
                                                                               ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 666,529 shares issued and outstanding                               4,666,000                --
    Series B, 120,690 shares issued and outstanding                               4,511,000                --
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,720,556 shares and
    16,650,176 shares, respectively                                                 167,000           167,000
  Additional paid-in-capital                                                     10,515,000        10,354,000
  Accumulated deficit                                                           (13,107,000)      (12,414,000)
                                                                               ------------      ------------

    Total shareholders' equity (deficit)                                          6,752,000        (1,893,000)
                                                                               ------------      ------------

Total liabilities and shareholders' equity                                     $ 38,048,000      $ 33,767,000
                                                                               ============      ============





*  Prepared from audited financial statements for the year ended August 31,1996.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                       MAY 31,           June 1,            MAY 31,           June 1,
                                                         1997              1996              1997               1996
                                                    ------------      ------------      ------------      ------------
Net sales                                           $ 18,117,000      $ 10,997,000      $ 51,183,000      $ 38,511,000

Cost of sales                                         12,789,000         8,683,000        36,280,000        29,696,000
                                                    ------------      ------------      ------------      ------------

Gross profit                                           5,328,000         2,314,000        14,903,000         8,815,000

Selling, general and administrative expenses           4,346,000         4,565,000        12,184,000        11,830,000
                                                    ------------      ------------      ------------      ------------

Income (loss) from operations                            982,000        (2,251,000)        2,719,000        (3,015,000)

Other income (expense):
    Interest expense                                    (479,000)         (620,000)       (1,589,000)       (1,745,000)
    Other expense                                       (195,000)         (262,000)         (600,000)         (647,000)
                                                    ------------      ------------      ------------      ------------

Income (loss) before provision for income taxes          308,000        (3,133,000)          530,000        (5,407,000)

Provision for income taxes                                20,000                --            70,000                --
                                                    ------------      ------------      ------------      ------------

Net income (loss)                                   $    288,000      $ (3,133,000)     $    460,000      $ (5,407,000)
                                                    ------------      ------------      ------------      ------------

Less:
    Preferred stock dividends                           (114,000)               --          (143,000)               --
    Effect of beneficial conversion feature                   --                --        (1,011,000)               --
                                                    ------------      ------------      ------------      ------------
Net income (loss) applicable to common stock        $    174,000      $ (3,133,000)     $   (694,000)     $ (5,407,000)
                                                    ============      ============      ============      ============

Earnings per common share:
Net income (loss) applicable to common stock        $        .01      $       (.19)     $       (.04)     $       (.33)
                                                    ============      ============      ============      ============

     Weighted average shares outstanding              18,037,150        16,635,064        16,703,473        16,634,104
                                                    ============      ============      ============      ============





See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   THIRTY-NINE WEEKS ENDED
                                                                  MAY 31,           June 1,
                                                                   1997              1996
                                                                -----------      ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                          $   460,000      $(5,407,000)
     Adjustments to reconcile net income to
       net cash used in operating activities:
        Depreciation and amortization                             1,357,000        1,475,000
        Provision for losses on accounts receivable                 642,000          690,000
        Provision for inventory allowances                          170,000        1,133,000
        Loss on disposal of assets                                       --           25,000
        Issuance of stock in connection with 401K plan               32,000           30,000
        Amortization of warrant valuations                          332,000           62,000
        Change in operating assets and liabilities:
           Accounts receivable                                   (5,496,000)      (2,477,000)
           Inventories                                               78,000       (2,498,000)
           Prepaid expenses                                        (435,000)         (48,000)
           Income taxes payable                                     (55,000)        (229,000)
           Accounts payable                                       2,308,000        2,603,000
           Accrued expenses                                         570,000          (33,000)
                                                                -----------      -----------
        Net cash used in operating activities                       (37,000)      (4,674,000)
                                                                -----------      -----------


CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (1,054,000)        (931,000)
     Proceeds from sale of fixed assets                                  --          580,000
     (Increase) decrease in other assets                             (6,000)        (233,000)
                                                                -----------      -----------
        Net cash used in investing activities                    (1,060,000)        (584,000)
                                                                -----------      -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Net increase in short term borrowings                        1,324,000        5,132,000
     Proceeds from long-term debt                                    29,000          200,000
     Principal payments under debt obligations                     (516,000)        (576,000)
     Proceeds from exercise of stock options                        129,000               --
                                                                -----------      -----------
        Net cash provided by (used in) financing activities         966,000        4,756,000
                                                                -----------      -----------
NET (DECREASE) INCREASE IN CASH                                    (131,000)        (502,000)
CASH AT BEGINNING OF PERIOD                                         233,000          806,000
                                                                -----------      -----------
CASH AT END OF PERIOD                                           $   102,000      $   304,000
                                                                ===========      ===========



See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended May 31, 1997, are not necessarily indicative of the results that may be expected for the year ending August 30, 1997.


NOTE 2:  NET INCOME PER SHARE

The computation of primary earnings (loss) per share is based on the weighted average number of common shares outstanding during the year plus the dilutive effect of common stock equivalents consisting of stock options and warrants.
In December 1996 the Company issued 666,529 shares of 7% cumulative convertible preferred stock ("Series A Preferred") in a private transaction with a related party and principal stockholder. In a separate transaction in February 1997, the Company issued 120,690 shares of 7% cumulative convertible preferred stock (Series B Preferred), in a private transaction with a related party and the holder of a subordinated promissory note. Each share of the Series A Preferred is convertible into one share of the Company's common stock, and each share of the Series B Preferred is convertible into four shares of the Company's common stock. Earnings (loss) per common share have been adjusted for dividend requirements on the preferred stock and for the beneficial conversion feature of the Series B preferred stock as described in Note 7: Shareholders' Equity (Deficit). Fully diluted earnings (loss) per share is not less than the primary earnings (loss) per share for the thirteen and thirty-nine week periods ended May 31, 1997, and June 1, 1996, respectively.


NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

                         May 31,      August 31,
                          1997          1996
                      -----------    -----------
Raw materials         $ 6,489,000    $ 6,598,000
Work-in-process           305,000        469,000
Finished goods          7,924,000      7,710,000
                      -----------    -----------
                       14,718,000     14,777,000
Inventory allowances   (2,275,000)    (2,086,000)
                      -----------    -----------
                      $12,443,000    $12,691,000
                      ===========    ===========


                                    Page 7

NOTE 4:  SHORT-TERM BORROWING

The Company's line of credit, which has been extended to expire September 7, 1997, provides for maximum borrowings of $15,500,000 at prime rate (8.50%) plus two percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability is based on eligible domestic and foreign accounts receivable, and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

This facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

The Company has been advised by its lender that the existing revolving line of credit and term loan will not be renewed upon the expiration of the credit agreements in September 1997 as a result of a change in lending strategies by the lender. The Company is in discussions with potential new lenders and management believes that a similar or improved line of credit will be put in place by the September 1997 expiration date.

Remaining availability under the line as of May 31, 1997, was $106,000, based on the borrowing formulas.


NOTE 5:   LITIGATION AND CONTINGENCIES

          FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and sought indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Core Sheth Families' holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

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


NOTE 6:  RELATED PARTY TRANSACTIONS:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 81.6% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Core Sheth Families. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at May 31, 1997 and August 31, 1996.

                                                                  MAY 31,          August 31,
                                                                   1997               1996
                                                                 ----------        ---------
ACCOUNTS RECEIVABLE:
Total accounts receivable-related parties                        $2,144,000        1,679,000

Offset amount                                                      (671,000)        (161,000)
                                                                 ----------        ---------
Net related parties receivables                                  $1,473,000        1,518,000
                                                                 ==========        =========

ACCOUNTS PAYABLE:
Total accounts payable-related parties                           $3,837,000        3,061,000

Offset amount                                                      (671,000)        (161,000)
                                                                 ----------        ---------
Net related parties payables                                     $3,166,000        2,900,000
                                                                 ==========        =========



The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the thirty-nine week period ended May 31, 1997, and for the respective period in fiscal 1996, the Company purchased approximately $4,476,000 and $3,809,000, respectively.

During the thirty-nine week period ended May 31, 1997, and for the respective period in fiscal 1996, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $2,872,000 and $1,209,000, respectively.

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

On February 21, 1997, the closing bid price of the Company's common stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a "beneficial conversion feature" of $2 3/32, the difference between the conversion price and the closing bid price. Based on a recent announcement by the Securities and Exchange Commission staff, the value of the beneficial conversion feature must be reflected in the financial statements of the Company as a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase to the value of the Series B preferred stock in the amount of $1,011,000. Additionally, as a result of the conversion the Company recognized $270,000 of increased warrant amortization during the quarter ended March 1, 1997.

The treatment of the beneficial conversion feature results in an adjustment to the computation of the earnings per share applicable to the common stock shareholder and is accordingly reflected on the Company's consolidated statement of operations.

                     Independent Accountants' Review Report




The Board of Directors and Shareholders
Tristar Corporation:

We have reviewed the condensed consolidated balance sheet of Tristar Corporation and subsidiaries as of May 31, 1997, and the related condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended May 31, 1997 and June 1 , 1996, and the consolidated statements of cash flows for the thirty-nine week periods ended May 31, 1997 and June 1, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tristar Corporation and subsidiaries as of August 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 11, 1996 which referred to other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP


San Antonio, Texas
July 11, 1997

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED MAY 31, 1997, AND JUNE 1, 1996.

This document contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental agencies, seasonality, distribution networks, product introductions and acceptance, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

For the thirteen week period ended May 31, 1997 the Company recorded net income of $288,000 compared to a net loss of $3,133,000 for the thirteen week period ended June 1, 1996. For the thirty-nine week period ended May 31, 1997 the Company recorded net income of $460,000 compared to a net loss of $ 5,407,000 for the thirty-nine week period ended June 1, 1996.

On February 21, 1997, the Company entered into a transaction whereby it converted $3,500,000 of subordinated debt into Series B preferred stock. The conversion feature of this transaction allows the conversion of the preferred stock into the Company's common stock at a price of $7.25 per common share. On the date of the transaction, the closing bid price of the Company's common stock as reported by NASDAQ was $9 11/32. Based on a recent announcement by the Securities and Exchange Commission staff, the difference between the conversion price and the closing bid price on the date of the transaction must be accounted for as a dividend to the preferred shareholder. This amount, a non-cash item of $1,011,000, and accrued dividends on the preferred stock are reflected on the Consolidated Statement of Operations as a reduction of the net income (loss) line and are considered in computing the net income (loss) applicable to each share of common stock. Net income (loss) applicable per share of common stock calculations were $0.01 and ($0.19) for the thirteen weeks and ($0.04) and ($0.33) for the thirty-nine weeks ended May 31, 1997 and June 1, 1996, respectively.

NET SALES

Net sales of $18,117,000 for the thirteen weeks ended May 31, 1997, were 65% greater than the net sales of $10,997,000 for the thirteen weeks ended June 1, 1996. For the thirty-nine weeks ended May 31, 1997, sales were $51,183,000, an increase of 33% over the thirty-nine weeks ended June 1, 1996 ($38,511,000). The increase over the prior fiscal period can be primarily attributed to growth in sales in the wholesale and Latin America markets as a result of the success of the Royal Selections fragrance line, which was introduced in September 1996.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the thirteen and thirty-nine week periods ended May 31, 1997, the Company experienced a growth in the U.S. wholesale and Latin America markets while experiencing a slight decline in the combined chain, specialty chain and mass merchandising channels when compared to fiscal 1996. The growth in the wholesale and Latin America channels is indicative of the success of the new Royal Selections fragrance line introduced in September 1996. The competitive, both in price and presentation, Royal Selections line, designed for the wholesale and Latin America markets, has received significant acceptance in those markets to the extent that the Company was at times unable to completely satisfy the demand for specific fragrances in that product line. The Company is continuing in its efforts to equalize availability and demand. The Company continues to devote resources to all channels of distribution in the U.S. and Latin America with programs including, but not limited to, promotions and limited advertising. In certain Latin America markets, economic and political conditions continue to restrict growth.

NET SALES - RELATED PARTIES

In the thirteen and thirty-nine week periods of fiscal 1997, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $1,030,000 and $2,872,000 respectively, as compared to $344,000 and $1,209,000 respectively, for the comparable periods ended June 1, 1996.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES

Of the net sales in the thirty-nine weeks of fiscal 1997, approximately 7%, or $3,428,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1996, comparable numbers were 11%, or $4,407,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 7% and 11% of cost of sales in the same periods of fiscal 1997 and 1996, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended May 31, 1997 and June 1, 1996 was $5,328,000, or 29% of sales and $2,314,000 or 21% of sales, respectively. Gross profit for the thirty-nine week periods ended May 31, 1997 and June 1, 1996 were $14,903,000, or 29% of sales and $8,815,000 or 23% of sales, respectively. The improvement in gross profit in fiscal 1997 in comparison to fiscal 1996 was primarily due to lower manufacturing variances and improved product margins in fiscal 1997 versus 1996. The improved product margins reflect a change in the product mix sold in fiscal 1997. Included in the mix were sales of the higher margin premium line, which was not introduced until the second quarter of fiscal 1996. Gross profit margins are expected to remain at the current levels for the remainder of the fiscal year with production efficiency improvements being offset by lower introductory margins on the revamped lower priced line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen and thirty-nine week periods ended May 31, 1997 decreased 5% to $4,346,000 and increased 3% to $12,184,000, respectively, from $4,565,000 and $11,830,000, respectively, for the like fiscal 1996 periods ended June 1, 1996. The increase in the thirty-nine weeks of fiscal 1997 over the comparable 1996 fiscal period was due primarily to expenses associated with the development of the chain markets in the United States.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased when comparing the thirteen and thirty-nine week periods of fiscal 1997 to the same periods of fiscal 1996 as a result of the conversion of interest bearing subordinated debt into preferred stock.

POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The results for the remainder of fiscal 1997 and fiscal 1998 could be adversely affected by each or all of the following factors:

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

6. Replacement of the Existing Lines of Credit. The Company has been advised by its commercial lender that the existing lines of credit will not be renewed when they expire in September 1997. While management expects that it will replace the existing lines with similar or improved lines, there can be no assurance that the Company will be successful. The Company is in discussions with potential lenders to replace the existing lines.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated by operations, and from delaying payments to vendors (primarily related parties) beyond customary terms.

Operating Activities

Operations in the thirty-nine week period ended May 31, 1997, utilized $37,000 in cash primarily due to increased trade accounts receivable ($5,496,000). Offsetting the usages were net income of $2,993,000 adjusted for non cash items, and increases in accounts payable ($2,308,000) and accrued expenses ($570,000).

Accounts receivable grew primarily as a result of increased sales and due to varying extended financing terms given to customers. The increase in accounts payable is attributable to a higher level of raw materials purchases to support increased sales.

Investing Activities

Capital expenditures during the thirty-nine week period were $1,054,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures for the remainder of the fiscal year are expected to be primarily for manufacturing equipment and computer equipment and software.

Financing Activities
During the thirty-nine week period ended May 31, 1997, short term borrowings increased $1,324,000 to $10,643,000 under its revolving line of credit. Remaining availability under the line as of May 31, 1997, was $106,000 based on the borrowing formulas.

The Company had at May 31, 1997, a revolving credit agreement, amended as of October 1, 1996, February 22, 1997 and June 25, 1997, which provided for $15,500,000 of maximum borrowings at the prime rate (8.50% at May 31, 1997) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement. In December 1996, the lender agreed to extend the expiration date from March 1997 to July 1997 subject to certain conditions that included a requirement that the Company meet its budgeted operating results. In June 1997, the expiration date was extended to September 1997.

The term loan entered into in July 1995 with the same lender as the short term revolving credit line, provided for borrowings of $3.9 million of which $2,606,000 were outstanding as of May 31, 1997. This loan is subject to the same interest rate, fees, and debt restrictions as listed above for the revolving credit lines. The loan calls for monthly installments assuming a maturity date in 2002, however, for financial statement presentation purposes, the entire loan is considered as current reflecting the September 1997 expiration date of the credit facility with the lender.

The credit lines are secured by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends and capital expenditures. (See Note 4 of the Notes to the Consolidated Financial Statements).

The Company has been advised by its lender that the existing revolving line of credit and term loan will not be renewed upon the expiration of the credit agreements in September 1997 as a result of a change in lending strategies by the lender. The Company is in discussions with potential new lenders and management believes that a similar or improved line of credit will be put in place by the September 1997 expiration date. The line of credit, together with cash generated by operations and the continued ability to delay payments as required to related party vendors should provide sufficient cash to meet the requirements of the Company for the balance of fiscal 1997.

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

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. As of August 31, 1996, the Company had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The remaining debt, $4.5 million, bears interest at rates of 6.36% to 8.23% per annum. The Company remains indebted to the affiliate for delinquent interest payments of $315,000 on the converted debt ($3.5 million). Repayments of the remaining debt will begin in the year 2001. Due to the subordination of the debt to senior lenders, the long-term nature of the debt, and the conversion of $3.5 million to preferred stock, the Company does not believe that the ratio of long-term debt to equity has an adverse effect on the Company.

As of May 31, 1997, the Company's financial statements reflect accrued interest of $1,506,000 due on the above related party debt including the delinquent amounts due on debt converted to preferred stock. A payment waiver has been obtained from the related party for delinquent interest payments.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long- term purchase agreements. These are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common Stock or the Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)         EXHIBITS

10.36 Fourth Amendment to Consolidated and Restated Loan and Security Agreement dated June 25, 1997, between the Company and Fremont Financial Corporation.

23                  Awareness Letter of KPMG Peat Marwick LLP.

27                  Financial Data Schedule.

         b)         REPORTS ON FORM 8-K

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRISTAR CORPORATION
                                    (Registrant)


Date: July 14, 1997              /s/ Viren S. Sheth
      -------------              ----------------------------------------
                                 VIREN S. SHETH
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date: July 14, 1997              /s/ Loren M. Eltiste
      -------------              ----------------------------------------
                                 LOREN M. ELTISTE
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

        EXHIBITS

10.36   Fourth Amendment to Consolidated and Restated Loan and Security
        Agreement dated June 25, 1997, between the Company and Fremont Financial
        Corporation.

23      Awareness Letter of KPMG Peat Marwick LLP.

27      Financial Data Schedule