Form 10-K
period 1997-08-30
TRISTAR CORP
filed 1997-12-19
CIK 737203

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 30, 1997
                                             ---------------

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
YES  X     NO
   ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.[   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 4, 1997, as reported on the NASDAQ National Market System, was $28,467,000. As of December 4, 1997, the Registrant had outstanding 16,749,569 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Certain statements contained in this Annual Report on Form 10K, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission. The Company does not intend to update such forward looking statements.

ITEM 1.  Business

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing value oriented designer alternative fragrances, complementary products to those fragrances, and cosmetic pencils in North and South America. The Company's fragrances are sold under the Designer Classic Alternatives ("DCA"), Euro Collections ("Euro"), Royal Selections, Regal Collections and Premiere Editions ("Premiere") brands. They are designed for consumers who desire a scent similar to an original designer fragrance, but are unwilling or unable to pay the high prices of the originals. The Company also markets and distributes value oriented cosmetics, including premium cosmetics that are alternatives to major brands sold in department stores, again at significantly lower prices than original designer brands. Cosmetics are primarily marketed under the DCA and the Gina Cosmetics lines. The Company conducts business utilizing its sales and distribution facilities in San Antonio, Texas, Miami, Florida, Mexico City, Mexico, and Sao Paulo, Brazil, its state of the art manufacturing facility in Pleasanton, Texas, and its corporate offices, design studio, and laboratory in San Antonio, Texas.

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

The fragrance manufacturing capability of the Company was acquired in August 1995, as a result of a merger with Eurostar Perfumes, Inc., ("Eurostar"), an affiliate of the Core Sheth Families and the manufacturer of substantially all of the Company's products prior to the merger. The merger was accounted for in a manner similar to a pooling of interests. Accordingly, for periods ending August 31, 1995 and prior, the Company's financial statements have been restated to include the results of Eurostar. All subsequent discussions and disclosures in this document are as though Eurostar has been a part of Tristar since the inception of Eurostar in 1992.

         Products

The Company's principal product category is fragrances with the balance consisting of cosmetics, cosmetic pencils and toiletry products. The following table reflects the dominance of the fragrance category's contribution to the Company's net sales for the last three fiscal years:

===============================================================================
Product Category         Fiscal 1997          Fiscal 1996          Fiscal 1995
-------------------------------------------------------------------------------
Fragrances                   83%                  80%                  78%
-------------------------------------------------------------------------------
Other Products               17%                  20%                  22%
===============================================================================

Fragrance sales in fiscal 1997 grew both as a percentage of total sales as well as in dollars of sales when compared to fiscal 1996. During fiscal 1997, the Company continued the expansion of its distribution base to retail chains through the distribution of the premium quality, premium priced DCA product line which was introduced in December 1995 and a new value priced line introduced in August 1997 called Regal Collections. The Company has also continued to focus on the distribution of the popular Euro line into the retail market both in the United States and Canada, as well as in Latin America, while concurrently expanding the Royal Selections brand (introduced in September
1996) to serve the needs of other trade classes. The Company intends to continue to transition to a broader based distribution strategy. The Company implemented this strategy primarily as a result of increased opportunities in the retail sector and in the wholesale, specialty store, and dollar store channels in the U.S., Canada and Latin America. The Company is also building brand equity by devoting increased resources to strengthen marketing support programs.

The improved financial results for fiscal 1997 reflect a robust growth in sales and major improvement in earnings. The Company benefited from costs incurred in the prior fiscal year relating to the implementation of the strategies to develop and introduce the Royal Selections product line, new DCA products, development of the retail sales channels, repositioning the Euro line and developing the Latin America channels of distribution. The Company believes that opportunities exist to enhance its market share in the key areas in which it competes.

                                   Fragrances

The Company's marketing strategy for designer alternative fragrances now addresses five distinct segments of the fragrance market with five separate product lines uniquely positioned to enable the Company to pursue customized marketing programs tailored to meet the specific needs of the different classes of trade:

o The premium quality and premium priced DCA line, which was developed and introduced in fiscal 1996, enables the Company to compete in retail chains including leading drug, food and mass merchandisers, who look to promote higher price point and higher profit brands. The Company directed significant resources in fiscal 1996 and 1997 to the development of this product line, the development of related distribution channels and in programs to increase consumer awareness. (See further discussion of investments in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) DCA has a suggested retail price to the consumer of $9.99 per bottle.

o The Euro line, which has lower price points than the DCA line, is also marketed in traditional retail chain stores both in the United States and Canada as well as Latin America. The Euro line, first introduced in 1989, is the second largest fragrance line of the Company and until fiscal 1996 had been the Company's principal brand in the wholesale market. (The Company's new Royal Selections brand, as discussed below, is now targeted to the wholesale market, replacing the Euro line). To strengthen the Euro Line's franchise in the retail channel, its packaging was redesigned in the latter part of fiscal 1996 to enhance its image and position. Euro fragrances suggested retail prices range from $3.99 to $4.99 per bottle.

o In the fourth quarter of fiscal 1996, the Company developed a new line, Royal Selections, designed to recapture a significant part of the wholesale trade class. Within one year of introduction the Royal Selection brand has become the largest brand in the Company and a market leader. This line set new standards for the industry in packaging and product innovation. In August 1997 a significant line extension, Royal Nature, was introduced with seven new original fragrances emulating "mother nature." Fragrances such as Peach, Pear, and Very Berry attract a younger teen audience, a new market segment for the Company. Generally these younger consumers find nature-type fragrances more appealing than traditional designer alternative fragrances. Royal Selections is competitively priced, and couples that with unsurpassed quality packaging and merchandising support. This line was introduced at the beginning of fiscal 1997 and sells to consumers at a suggested retail price range of $2.99 to $3.99 per bottle.

o In the fourth quarter of fiscal 1997, the Company developed a new fragrance brand called Regal Collections, focusing on major new opportunities in retail channels of distribution. Regal Collections has a limited number of designer alternative fragrance "best sellers" and will retail between $3.00 to $3.99 per bottle. This attractively packaged brand is aimed at mass volume retailers including food accounts. Shipments commenced August 1997.

o The Premiere line is a budget price brand that is oriented toward dollar stores and other budget-price retailers. This line of designer alternative fragrances was newly re-staged at the end of fiscal 1996 by increasing the bottle size and redesigning all packaging. Sales of the redesigned product began in early fiscal 1997 at the same price points as previously sold, providing increased value in comparison to competition. The consumer can purchase fragrances in this line in a suggested retail price range of $0.99 to $1.50 per bottle.

In fiscal 1997, the Company discontinued Everscent, a minor budget priced fragrance brand, and sold or disposed of related inventory.

The Company believes that to successfully market a fragrance product line, one must identify a market niche and then fill that niche with a value-priced, quality product presented in attractive bottles, cartons and displays. All of the Company's fragrance lines feature quality glass bottles and caps designed in various unique shapes and styles. The Company's fragrances are packaged in colorful cartons designed with the latest technology to appear attractive to the consumer. All fragrances are developed by the Company's and the Sheth Group's expert perfumers as alternatives to the most popular, nationally branded, designer fragrances. They are sold, however, at a fraction of the original designer fragrance's retail price to satisfy the needs of the consumers in specific niche markets. The Company also develops, markets and distributes a limited number of its own original fragrances (non-designer alternative fragrances) in the U.S. and Latin America.

Prior to the introduction of new or improved fragrances, market evaluation and consumer testing is conducted by the Company with selective testing also done by independent outside laboratories. The Company believes that the success of these products is dependent on the Company correctly identifying the needs of a particular market niche and then, ultimately, on the consumers' acceptance of the product. Life cycles of products vary significantly, with some being successfully marketed for more than five years, whereas other products may fail to gain consumer acceptance and be discontinued within a shorter period of time. The Company believes that the success of the Company's products in the market place is largely dependent on the amount and quality of retail advertising and promotion original designers provide for their brands, the appeal of the scent itself, and the merchandising and trial programs that the Company develops to accelerate consumer awareness.

Each of the Company's five fragrance product lines has, or will have, companion products, which are discussed below in "Other Products".

The Company anticipates revenue growth in its fragrance lines in fiscal 1998 as the Company strengthens its marketing programs and targets specific products at specific market niches. The streamlining and upgrading of the Euro and Premiere lines, increased consumer acceptance of the DCA line and the continued rapid growth of the Royal Selections fragrance line (including the Royal Nature fragrance line extensions) are expected to favorably contribute to sales growth. The recently launched Regal Collections line had been received well in its targeted market, and it is expected to contribute to fiscal 1998 sales growth.

During fiscal 1998 the Company plans to sell other fragrance lines manufactured by Core Sheth Family affiliates outside the U.S., into Latin America primarily to the retail sector. These entries are anticipated to expand the Company's market share by offering distinctive original (non-designer alternative) brands into those markets with value benefits not presently offered by leading competitors.

                                 Other Products

The Company markets numerous complementary products within each fragrance line such as deodorant sticks, dusting powders, shaker talcs, trial/travel sizes, fragrance scented candles and gift sets. In most cases, these companion products are marketed as designer alternatives and are value priced significantly below the prices of the national brands.

The Company markets under the brand names of DCA and Gina Cosmetics, proprietary lines of cosmetics including nail, lip color, eye products, and other cosmetic items, all of which are manufactured by related parties. Cosmetics sold under the DCA brand are premium quality lip and nail products designed as alternatives to original designer products. The DCA products are sold primarily in chain stores at prices significantly less than the original designer's price. Cosmetic products under the Gina Cosmetics line are geared to price conscious consumers and are primarily marketed in the wholesale class of trade and in dollar stores.

The Apple line of lip and eye cosmetic pencils, which is manufactured by the Company, is marketed and distributed in assorted colors and sizes. Private label cosmetic pencils are also produced for selected customers, including an affiliate of the Core Sheth Families.

With the exception of cosmetic pencils, new, redesigned, or replacement cosmetics or specialty toiletries, are developed by the Company's suppliers at the request of the Company. The Company believes that like fragrances, selecting the right cosmetic or toiletry products for a particular market segment and acceptance by the consumer play a large role in the success or failure of any particular product.

The Company believes that revenues for both the complementary products to the fragrance lines and cosmetics will increase in fiscal 1998. Such growth is expected to result from increases in the existing lines, the addition of new products, and further strengthening of our distribution network.

         Customers

The Company distributes its products to more than 1,000 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. These customers represent over 35,000 outlets for the Company's products. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

The Company has invested heavily in developing the mature U.S. retail markets and in starting to develop the emerging mass markets in Latin America. The Company believes that the customer base in the mass Latin American markets fit the Company's target customer profile and presents an opportunity for future growth.

The Company has focused the expansion of the customer base in the U.S. on creating and repositioning products to better meet the needs of its existing channels of distribution and in gaining entrance into certain new channels. A major focus of investment in fiscal 1997 has been on developing customer bases in the most populous countries in Latin America - Mexico and Brazil. This development was facilitated by establishing sales and distribution operations in those countries in fiscal 1995 and 1996, respectively. The Company services other countries in Latin America through regional and national distributors within the various countries. An entity of the Core Sheth Families is the national distributor in Argentina. These distributors are primarily supplied by the Company's Texas distribution center that also services the United States and Canadian markets.

Sales to customers in the United States were $41.9, $37.2, and $28.5, million for fiscal years 1997, 1996 and 1995, respectively. For the years ended August 30, 1997, August 31, 1996, and 1995, $27.0 million (39% of net sales), $14.5 million (28% of net sales), and $16.2 million (36% of net sales), respectively, were exported directly to foreign customers or sold through the Company's subsidiaries in Mexico and Brazil. Certain of the sales to U.S. customers are ultimately resold outside of the U.S. The amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. As a significant portion of the Company's products are sold directly or indirectly into the Latin American market, there are certain factors such as political and economic conditions that could have an adverse effect on these sales. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations (Potential Adverse Effects on Results of Operations for Future Periods)" for a specific discussion of those risks.

The North and South America markets will continue to be the focus of the Company's marketing strategy as other Core Sheth Families affiliates distribute similar products throughout the rest of the world. The Company anticipates some increase in sales outside North and South America in fiscal 1998, primarily in the newer Royal Selections and DCA product lines, and principally to Core Sheth Families affiliates.

The Company is not dependent upon a single or a few customers, and the loss of a single or a few customers would not have a material adverse effect on the Company's business. In fiscal 1997, 1996, and 1995 no single customer accounted for more than ten percent of the Company's total sales.

         Suppliers

At present, the Company purchases the glass containers for its fragrances from European glass manufacturers. If these products were unavailable from one of these suppliers, the Company believes that it could purchase such products from other suppliers without any significant delays.

In addition, the Company purchases specially blended fragrance compounds principally from a Core Sheth Families affiliate in France. In the event that the supplier was unable to provide the compounds, the Company could suffer minor manufacturing delays until the primary supplier could be replaced by another Core Sheth Families affiliate or a secondary source.

The Company's ability to satisfy sales orders for its fragrance products is directly dependent on its ability to manufacture these products. If the Company were physically unable to manufacture its products, and inventory and demand levels were normal, the effect on the Company would in general be minimal as Core Sheth Families affiliates and others have similar manufacturing facilities available to support the Company. However, in instances where demand for fragrances was strong and the Company had inadequate inventory levels, the Company would be adversely impacted. The inability to manufacture cosmetic pencils at its Texas facility until a secondary source could be located would have a relatively minor adverse effect.

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

         Backlog of Orders

The Company had no substantial backlog of orders at the end of each of fiscal years 1997, 1996 and 1995. At the end of fiscal year 1997, the Company's backlog increased over prior years from $1.4 to $3.4 million for fiscal years ended 1996 and 1997, respectively.

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

While the Company is a significant participant in the value oriented designer alternative fragrance market and has had historically many of the resources of the Core Sheth Families available to it, the Company is a relatively small participant in the total fragrance and cosmetics industry. Many of the other companies in the industry, including virtually all large mass-advertised brand manufacturers such as Unilever, Revlon, L'Oreal, Benckiser, and Renaissance Cosmetics, Inc. are well established and have been in existence for a significantly longer period of time than the Company. Such companies have higher leverage and resources such as financial, marketing, research, manufacturing, and personnel, substantially greater than the Company will have available in the foreseeable future. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

         Inventory

The Company maintains finished goods inventory at its Texas, Florida, Mexico and Brazil warehouse facilities to meet the demands of its customers. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

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

         Employees

The Company employs approximately 400 regular employees and during peak production periods the Company utilizes temporary or seasonal employees to augment its workforce. During the past two fiscal peak production periods the Company has utilized up to 400 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is satisfactory.


ITEM 2.  Properties

The Company owns a manufacturing plant that consists of a 132,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

The Company is currently subleasing approximately 30,000 square feet of storage space in Pleasanton, Texas. The sublease has an annual rate of approximately $56,700 and expires July 1998.

The Company is currently leasing approximately 72,000 square feet of storage, shipping, and office space for its San Antonio distribution center. The lease has an annual rate of $207,000, subject to adjustments, and expires in February 1998.

The San Antonio corporate offices, design studio, and laboratory occupy approximately 23,000 square feet of office space. The leases have a current annual rate of $289,000, subject to adjustments, and expire between January 1998 and January 1999.

The Company is leasing approximately 531 square feet in Los Angeles, California as a show room. The lease has an annual current rate of $12,800, subject to adjustments, and will expire in September 1998.

The Company also leases approximately 1,000 square feet of office space in New York City and 26,000 square feet of office and distribution space in Mexico and Brazil.

The Company currently has under lease approximately 1,900 square feet of office space in Chicago, Illinois that it is subletting.


ITEM 3.     Legal Proceedings

         Freitas and Kenner

In October 1994, a suit was filed in Florida state court against the Company, and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and seeks indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Core Sheth Families' holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

         Insurance Policy Reimbursement

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $0.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company will make payments totaling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed.


         California Air Resources Board

After not being in compliance with the regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's), since January 1, 1995 the Company achieved compliance by September 30, 1996. Under a temporary variance granted by the State of California, the company was allowed to sell until September 30, 1997, non-complying product manufactured prior to September 30, 1996.

         Employment Claims

In May 1995, a suit was filed in Texas state court against the Company by the former in-house counsel for Eurostar, who was terminated approximately 45 days after his employment commenced and within the probationary period of his employment arrangement. Plaintiff filed suit against the Company, making certain allegations, including breach of contract, violations of various state and federal laws, retaliatory termination and misrepresentations. A settlement with the plaintiff was reached in November 1996.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market For Registrant's Common Equity and Related Stockholder Matters

     (a)   Market Information

The Company has a single class of common equity securities outstanding, its Common Stock, $.01 par value ("Common Stock"). The Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap National Market under the symbol "TSAR". The following table presents for the periods indicated the quarterly high and low bid quotations in the over-the-counter market, as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

==========================================================================
                              Fiscal 1997               Fiscal 1996
                         ---------------------       ------------------
                          High          Low          High         Low
--------------------------------------------------------------------------
First Quarter            $7 3/8       $7             $7 1/8      $5 1/4
--------------------------------------------------------------------------
Second Quarter           $9 11/16     $6 7/8         $7 3/4      $6 1/2
--------------------------------------------------------------------------
Third Quarter            $9 5/8       $9 11/32       $8          $7 3/8
--------------------------------------------------------------------------
Fourth Quarter           $10 7/8      $9 3/8         $7 7/8      $7 1/4
==========================================================================

On December 4, 1997, the closing bid price for the Company's Common Stock, as reported by NASDAQ, was $10 13/32.

     (b)   Holders

As of December 4, 1997, the approximate number of holders of the Company's Common Stock was approximately 1,000.

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

ITEM 6.  Selected Financial Data

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:

=====================================================================================================================
                                                                 Years Ended ,
                                     --------------------------------------------------------------------------------
                                     August 30,      August 31,      August 31,      August 31,     August 31,
                                     --------------------------------------------------------------------------------
                                       1997             1996            1995            1994           1993
---------------------------------------------------------------------------------------------------------------------
Revenues                             $68,959,000      $51,720,000    $44,728,000     $51,244,000    $51,690,000
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                     $1,083,000    $(12,053,000)     $(932,000)      $1,390,000    $(4,724,000)
---------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable
to Common Stock                        $(454,000)   $(12,053,000)     $(932,000)      $1,390,000    $(4,724,000)
---------------------------------------------------------------------------------------------------------------------
Net (loss) income per Common
Share:                                $(.03)           $(.72)          $(.06)           $.08          $(.28)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Weighted average number of
shares outstanding:                   16,708,085       16,635,888     16,625,341      16,851,644     16,601,048
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
Total assets                         $40,421,000      $33,767,000    $36,828,000     $40,902,000    $39,116,000
---------------------------------------------------------------------------------------------------------------------
Revolving Credit Agreement
Borrowings                           $10,205,000       $9,319,000     $5,383,000      $4,511,000     $2,505,000
---------------------------------------------------------------------------------------------------------------------
Long term debt                        $2,581,000       $3,234,000     $3,719,000      $4,861,000     $8,168,000
---------------------------------------------------------------------------------------------------------------------
Subordinated long term debt           $4,500,000      $12,666,000    $12,666,000     $11,216,000    $10,469,000
---------------------------------------------------------------------------------------------------------------------
Cash dividends declared per
Common Share                          $ -0-            $ -0-           $ -0-           $ -0-           $-0-
=====================================================================================================================

The Company has significant related party transactions. See Note 7 of the Notes to Consolidated Financial Statements.

In fiscal 1993, the Company recorded a $9.5 million (pretax) charge in connection with settlement of the class action litigation.

The Company has recorded legal and professional expenses of $72,000, $162,000, $269,000, $208,000 and $2,758,000 in fiscal 1997, 1996, 1995, 1994 and 1993, respectively, associated with the stockholder litigation and other events that were the subject of an internal investigation by the Special Committee of the Board. See Note 16 of the Notes to the Consolidated Financial Statements.

The Company recorded other income of $2,065,000 in connection with receipt of insurance proceeds in fiscal 1995. See Note 19 of the Notes to the Consolidated Financial Statements.

The Company recorded expense of $63,000, $83,000, $986,000 and amortization of $367,000 in fiscal 1997, 1996, 1995 and 1994, respectively, associated with the value assigned to the granting of new common stock purchase warrants related to the settlement of the prior stockholder class action litigation and to the extension of the exercise date on existing warrants.

The Company recorded merger related expenses of $76,000 in fiscal 1996 and $686,000 in fiscal 1995.

During the fourth quarter of fiscal 1996 the Company recorded deferred income tax expense of $3,881,000 resulting from the establishment of a valuation allowance for deferred tax assets. See Note 10 of the Notes to the Consolidated Financial Statements.

During the first and second quarters of fiscal 1997 the Company's primary shareholder, the Core Sheth Families, converted $8,166,000 of its subordinated debt into Series A and Series B Preferred Stock. See Note 11 of the Notes to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Fiscal 1997 Compared to Fiscal 1996

Tristar markets and distributes products to wholesalers, distributors, chain stores, specialty chains, mass merchandisers, and independent retail stores in various markets throughout North and South America. Net sales for the fiscal year ended August 30, 1997 were $68,959,000, an increase of 33%, compared to net sales of $51,720,000 in the fiscal year ended August 31, 1996. The increase is primarily attributable to the success of the Royal Selections line of fragrances which was introduced in early fiscal 1997. The Royal Selections line was developed for the wholesale market and reversed the prior years' trend in that market channel, achieving success in both the U.S. and Latin America. Somewhat offsetting this increase was a loss of sales in the Euro line and the DCA line. While not quantifiable, the Company also lost sales due to the lack of sufficient production capability to satisfy the entire demand for its products in fiscal 1997.

The Company believes that sales will increase in all channels of distribution in fiscal 1998 primarily as a result of (1) adding additional manufacturing capability in the first quarter of fiscal 1998, (2) continued strong demand for the Royal Selections fragrance line, (3) opportunity with the increased manufacturing capability to market the redesigned budget priced Premiere fragrance line, and (4) continued growth of the Euro fragrance line in the retail store channel. Sales in both the U.S. and Latin America are expected to benefit from the aforementioned factors.

Overall, the Company's direct exports increased to $27,054,000, (39% of net sales), in fiscal 1997 compared to $14,524,000, (28% of net sales), in fiscal 1996. The increase in direct exports is largely due to the success of the Royal Selections fragrance line. In Brazil, the Company continued the development of formal channels of distribution after establishing sales and warehouse facilities in early fiscal 1996. While the growth of the Brazilian market continues to be slower than anticipated, the Company believes that the market presents a strategic opportunity for growth in sales in the future. During fiscal 1997, sales in Mexico returned to the levels that were in existence prior to the Nuevo Peso devaluation in fiscal 1995. The success of the Royal Selections fragrance line combined with the Company's strategy to formalize distribution of the Euro line in Mexico servicing retail outlets through the Company's warehouse in Mexico City resulted in the improved sales. The Company believes that export sales will continue to increase in fiscal 1998.

Included in export sales were sales of $3,866,000 in fiscal 1997 and $1,997,000 in fiscal 1996 to Core Sheth Families affiliates. See "Business (Suppliers)" and Note 7 of the Notes to Consolidated Financial Statements.

Approximately 92% of the growth in sales resulted from increased sales in the fragrance lines. The new Royal Selections fragrance line along with higher sales in the redesigned Premiere line and the newly introduced Regal Collections line accounted for the fragrance lines growth. Sales growth outside the fragrance lines was principally realized in increased cosmetic pencil sales.

Of the net sales in fiscal 1997, approximately 6%, or $4,427,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1996, comparable numbers were 12%, or $6,165,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 7% of cost of sales in fiscal 1997 and 8% of cost of sales in fiscal 1996. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Tristar's gross profit both in dollar terms and as a percentage of sales increased in fiscal 1997 as compared to fiscal 1996. Comparable numbers were $20,518,000, or 29.8%, in fiscal 1997 and $10,919,000, or 21.1%, in fiscal
1996. Factors which contributed to this increase were the increase in sales, lower level of low margin sales of discontinued product and product lines in fiscal 1997, a change in the product mix sold moving to higher margin products and lower costs associated with the introduction and manufacturing of a new product line. The Company believes that gross profit as a percentage of sales in fiscal 1998 will improve over those of fiscal 1997, primarily as a result of improved manufacturing efficiencies.

Selling, general and administrative expenses ("SG&A") increased in fiscal 1997 to $17,093,000 from the fiscal 1996 level of $16,285,000. The increase was primarily attributed to expenses associated with the development of the chain markets in the United States and the introduction and marketing of the Royal Selections product line. As a percentage of sales, SG&A was 24.8% in fiscal 1997 compared to 31.5% in fiscal 1996.

Management believes that SG&A will increase in dollar terms, while decreasing as a percentage of sales, in fiscal 1998 as the Company meets continued customer demands and as it builds on investments in products and also markets what were developed in prior years.

Interest expense decreased by $419,000 in fiscal 1997 from the 1996 level of $2,359,000. This decrease is primarily attributable to the conversion of certain subordinated debt into preferred stock. The decrease was partially offset by increased average revolving credit agreement borrowings. The Company believes that interest expense will be higher in fiscal 1998 as a result of expected increased borrowing levels under the revolving credit line, establishing a larger term loan, and a new capital equipment lending arrangement to allow the Company to increase its manufacturing capability.

Fiscal 1997 other expenses included $63,000 of expenses related to the amortization of the warrant valuation asset and $72,000 of litigation expenses arising from events related to the shareholder litigation. These respective expenses in fiscal 1996 were $83,000 and $162,000.

The Company recorded income tax expense of $78,000 in fiscal 1997 which compared to an expense of $3,732,000 in fiscal 1996. The fiscal 1996 amount includes $3,881,000 of deferred tax expense as a result of management's reassessment of the realizability of its deferred tax assets under the guidelines of Statement Financial Accounting Standards No. 109, "Accounting for Income Taxes". A valuation allowance has been recorded to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

The Company recorded net income of $1,083,000 for fiscal 1997. After giving effect to the beneficial conversion feature of a preferred stock issue, the related warrant valuation adjustment, and preferred stock dividends described in the following paragraph, in fiscal 1997 the Company recorded a net loss applicable to common stock of $454,000 or $0.03 per share. In fiscal 1996, the Company recorded net loss of $12,053,000 or $0.72 per share.

In a transaction effective February 21, 1997, Nevell Investments S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock, $.05 par value ("Series B Preferred Stock"). The Series B Preferred Stock has cumulative preferred dividends of $2.03 per share and a preferred liquidation distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B Preferred Stock is convertible at the option of Nevell, into four shares of the Company's Common Stock. The Company can redeem the shares of Series B Preferred Stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends.

On February 21, 1997, the closing bid price of the Company's Common Stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a beneficial conversion feature of $2 3/32, the difference between the conversion price and the closing bid price per share of Common Stock. The value of the beneficial conversion feature has been reflected in the financial statements of the Company in a manner similar to that for a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase in the value of the Series B Preferred Stock in the amount of $1,011,000. Additionally, as a result of the conversion, the Company wrote off $270,000 of warrant valuation costs attributable to the converted debt. This charge has also been recorded to retained earnings in a manner consistent with that for the beneficial conversion feature described above.

Potential Adverse Effects on Results of Operations for Future Periods

The results for fiscal 1998 could be adversely affected by each or all of the following factors:


1. Latin America Economies. Growth in sales, or even the maintenance of existing sales levels, as well as the collection of accounts receivable in certain Latin American countries (including Mexico) depend to a large extent on the economic health and political stability of those countries. Any deterioration in the economic or political stability in such countries could adversely affect sales and the collectability of accounts receivable.

2. Mexican Market. The Company believes that some of its customers based in the United States sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities may have an adverse effect on the Company's sales to such customers.

3. Supply of Products. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources which include related parties. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Core Sheth Families affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.

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

5. Internal Revenue Service. In February 1997, the Internal Revenue Service ("the IRS") concluded its examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, it will be required to pay taxes from prior years and related interest thereon exceeding $1,500,000, and it will lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustment has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on the Company's fiscal 1998 results.

Results of Operations -- Fiscal 1996 Compared to Fiscal 1995

Within the following discussion and analysis, financial information relating to fiscal years 1995 reflects the financial results of the combined entities of Tristar and Eurostar, which were merged on August 31, 1995. See Note 2 of the Notes to Consolidated Financial Statements. The combination was treated in a manner similar to a pooling of interests.

Net sales for the fiscal year ended August 31, 1996 were $51,720,000, an increase of 15.6%, compared to net sales of $44,728,000 for the fiscal year ended August 31, 1995. The increase was primarily attributable to the development of the drug and grocery chain market utilizing the new DCA product line as well as increased sales in Mexico, Brazil, and other U.S. chains, specialty chains, and mass merchandisers. Somewhat offsetting these increases was a loss of sales in the rest of Latin America and in the U.S. wholesale channel. The loss in the U.S. wholesale channel was primarily due to increased competition, a maturation of that market, a decrease in purchases by customers who ultimately distributed the Company's products into Latin America, and as a result of repositioning the Euro fragrance line outside of the wholesale channel in the latter part of fiscal 1996 in anticipation of the introduction of the new Royal Selections fragrance line into that channel in early fiscal 1997.

Overall, the Company's direct exports decreased to $14,524,000, (28%) of net sales, in fiscal 1996 compared to $16,152,000, (36%) of net sales, in fiscal 1995. The decrease in direct exports was largely due to political and economic uncertainties in certain Latin America countries. In Brazil, the Company initiated the development of formal channels of distribution after establishing sales and warehouse facilities in early fiscal 1996. During fiscal 1996, the Company experienced an increase in the sales that were lost in Mexico after the economic and political effects of the Nuevo Peso devaluation in fiscal 1995, which severely affected the purchasing power of the Mexican population. After the devaluation, the Company embarked on a strategy to formalize distribution of the Euro line in Mexico servicing retail outlets primarily through the Company's warehouse in Mexico City. While sales growth was achieved under this distribution strategy, the economic and political pressures continued in fiscal 1996 and limited such growth. Sales in the rest of Latin America were down in comparison to fiscal 1995, primarily as a result of economic and political conditions in several of those countries.

Included in export sales were sales of $1,997,000 in fiscal 1996 and $1,299,000 in fiscal 1995 to Core Sheth Families affiliates. See "Business (Suppliers)" and Note 7 of the Notes to Consolidated Financial Statements.

Approximately two-thirds of the growth in sales resulted from increased sales in the fragrance lines. The new DCA fragrance line along with higher sales in the two discontinued fragrance lines, Club Exclusif and Euro Elegance, contributed to the growth in sales. The discontinued lines were sold at prices significantly below list price, therefore generating additional sales, but at reduced margins. The Euro line and the Premiere line remained essentially constant in fiscal 1996 in comparison to fiscal 1995 levels.

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

Selling, general and administrative expenses ("SG&A") increased in fiscal 1996 to $16,285,000 from the fiscal 1995 level of $11,654,000. The increase was attributed to expenses associated with the introduction of the new DCA product line, costs to develop new channels of distribution, costs to enter those channels, growth in support of existing sales channels, and increased support in other functions within the Company. As a percentage of sales, SG&A was 31.5% in fiscal 1996 compared to 26.1% in fiscal 1995. Fiscal 1995 SG&A included expenses incurred in the relocation of the pencil manufacturing operations from South Carolina to Texas and an expense of $187,000 to reduce the book value of the plant and surrounding land in South Carolina to their estimated net realizable value.

Interest expense increased by $718,000 in fiscal 1996 from the 1995 level of $1,641,000. This increase was primarily attributable to increased average short term borrowings.

Fiscal 1996 expenses included merger related expenses of $76,000, litigation expenses arising from events related to the shareholder litigation of $162,000, and $83,000 of expenses related to the amortization of the warrant valuation asset. These respective expenses in fiscal 1995 were $686,000, $269,000, and $986,000.

In fiscal 1995, the Company received a court approved distribution of $2,000,000 from the proceeds of an executive liability and indemnification policy owned by the Company. In addition, a distribution of $65,000 of interest earned was received. The distribution of $750,000 of the total was contested by two other claimants under the policy. See Item 3, "Legal Proceedings (Insurance Policy Reimbursement)".

The Company recorded income tax expense (net of income tax benefits of $149,000) of $3,732,000 in fiscal 1996 which compared to an expense of $661,000 in fiscal 1995. The fiscal 1996 amount reflected the reduction of the deferred tax assets ($3,881,000) to zero as a result of management's reassessment of the realizability of the asset under the guidelines of Financial Accounting Standards No. 109, "Accounting for Income Taxes". While management believed that the Company will ultimately realize the benefit of the asset, the uncertainty of when those benefits would be realized, precluded reflecting the asset on the financial statements as of August 31, 1996.

The Company recorded a net loss of $12,053,000 or $0.72 per share for fiscal 1996. In fiscal 1995, the Company recorded net loss of $932,000 or $0.06 per share.

Liquidity and Capital Resources


OPERATING ACTIVITIES

Operating activities in fiscal 1997 provided $996,000 in cash. The cash provided was primarily the result of earnings adjusted for non-cash items and an increase in accounts payable offset by an increase in accounts receivable.

Accounts receivable grew primarily as a result of increased sales, varying extended financing terms given to customers, and extended terms given to foreign customers in order to develop those markets. Accounts payable increased as the Company delayed payments to certain vendors (primarily affiliates of the Core Sheth Families ) and increased its purchases of inventory and expanded manufacturing capability.

INVESTING ACTIVITIES

Capital expenditures during fiscal 1997 totaled $1,274,000, primarily for production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1996 and 1995 were $1,108,000 and $787,000, respectively. Capital expenditures in fiscal 1998 are expected to exceed the fiscal 1997 level with the major portion being devoted to manufacturing equipment.

FINANCING ACTIVITIES

The Company had at August 30, 1997, a revolving credit agreement, amended as of July 7, 1995, October 1, 1996, February 22, 1997, June 25, 1997, September 5, 1997 and November 21, 1997, which provided for $15,500,000 of maximum borrowings at the prime rate (8.5% at August 30, 1997) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement were limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories.

During fiscal 1997, borrowings under the revolving credit agreement increased by $886,000 to $10,205,000 at August 30, 1997. As of August 30, 1997,
remaining availability was $1,512,000, based on the borrowing formulas above.

The term loan entered into in July 1995 with the same lender as the short term revolving credit line, provided for borrowings of $3.9 million of which $2,474,000 were outstanding as of August 30, 1997. This loan was subject to the same interest rate, fees, and debt restrictions as listed above for the revolving credit lines. The loan called for monthly installments assuming a maturity date in 2002.

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the alternate Bank Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Term Loan will be equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2000. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a five year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2000.

The new lines of credit, together with cash generated by operations and the continued ability to delay payments to related party vendors as required should provide sufficient cash to meet the cash requirements of the Company for fiscal 1998.

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the commercial lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's Series A convertible preferred stock (See Note 11 of the Notes to the Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments ($567,000) on the converted debt.

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1996 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8.0 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 11 of the Notes to the Consolidated Financial Statements). The remaining debt bears interest at rates of 6.36% to 8.23% per annum. The Company remains indebted to the affiliate for delinquent interest payments of $315,000 on the converted debt ($3.5 million). Repayments on the remaining debt will begin in the year 2001. Due to the subordination of the debt to senior lenders, the long-term nature of the debt, and the conversion of $3.5 million to preferred stock, the Company does not believe that the ratio of long-term debt to equity has an adverse effect on the Company.

On February 21, 1997, the closing bid price of the Company's Common Stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a beneficial conversion feature of $2 3/32, the difference between the conversion price and the closing bid price per share of Common Stock. The value of the beneficial conversion feature has been reflected in the financial statements of the Company in a manner similar to that for a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase in the value of the Series B Preferred Stock in the amount of $1,011,000. Additionally, as a result of the conversion, the Company wrote off $270,000 of warrant valuation costs attributable to the converted debt. This charge has also been recorded to retained earnings in a manner consistent with that for the beneficial conversion feature described above.

As of August 30, 1997, the Company's financial statements reflect accrued interest of $1,015,000 due on the above related party debt including the delinquent amounts due on debt converted to preferred stock. A payment waiver has been obtained from the related party for delinquent interest payments as non-payment would be an event of default under that debt.

The Company also purchases certain equipment, primarily manufacturing equipment, office furniture, computer equipment and software, under long-term purchase agreements. These purchases are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common Stock or the Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

Impact of Recently Issued Financial Accounting Standards:

Earnings per share (SFAS 128)

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997. SFAS No. 128 establishes simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. The company plans to adopt SFAS No. 128 in fiscal 1998.

Reporting comprehensive income (SFAS 130)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in fiscal 1998.

Disclosure about segments of an enterprise and related information (SFAS 131)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The Company plans to adopt SFAS No. 131 in fiscal 1999.

The adoption of these recently issued financial accounting standards is not expected to have a significant effect on the Company's consolidated financial statements.


Inflation

During fiscal year ended 1997, and consistent with the Company's 1996 and 1995 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. However, the devaluation of the Mexican Nuevo Peso in December 1994 had an impact on the Company's sales with lower direct exports into Mexico. See Note 17 of the Notes to the Consolidated Financial Statements for further discussion.


ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Dismissal of Independent Accountant

On July 22, 1997, the Company advised KPMG Peat Marwick LLP ("Peat Marwick") that the Company intended to retain a different independent accounting firm for the audit of its financial statements for the year ending August 30, 1997.
Peat Marwick had been engaged as the principal accountant to audit the Company's consolidated financial statements.

Peat Marwick's reports on the Company's consolidated financial statements for the fiscal years ended August 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Audit Committee of the Company's Board of Directors recommended the action taken with respect to Peat Marwick.

There have been no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Company's fiscal years ended August 31, 1995 and

1996 or in the subsequent interim period through July 22, 1997 (the date of termination), which disagreements, if not resolved to Peat Marwick's satisfaction, would have caused Peat Marwick to make reference to the subject matter of the disagreement(s) in connection with its report.

Engagement of new independent accountant

Coopers & Lybrand, L.L.P. ("Coopers") has been engaged by the Company as its new independent principal accountant to audit the Company's consolidated financial statements. This engagement was effective as of July 22, 1997. Coopers was the principal accountant for Tristar prior to the merger of Eurostar with and into Tristar on August 31, 1995.

Prior to engaging Coopers, Tristar had not consulted with Coopers during the Company's two most recent fiscal years or in the period since the end of the most recent fiscal year.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information required under this Item will be contained in the Company's Proxy Statement for its 1998 Annual Meeting, which is incorporated herein by reference.

ITEM 11.         Executive Compensation

Information required under this Item will be contained in the Company's Proxy Statement for its 1998 Annual Meeting, which is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management

Information required under this Item will be contained in the Company's Proxy Statement for its 1998 Annual Meeting, which is incorporated herein by reference.

ITEM 13.         Certain Relationships and Related Transactions

Information required under this Item will be contained in the Company's Proxy Statement for its 1998 Annual Meeting, which is incorporated herein by reference.

PART IV


ITEM 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K
         (a)     The following documents are filed as part of this report:

         1. Financial Statements: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 30, 1997, August 31, 1996 and 1995 required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

         2. Financial Statement Schedules: Any financial statement schedules for the years ended August 30, 1997, August 31, 1996 and 1995, required in Item 8 of Part II of this report are annexed to this report as a separate section.

         (b)     Reports on Form 8-K:

                 The Company filed a report on form 8-K dated July 22, 1997 reporting the change of the Company's accountants for fiscal
                 1997 to Coopers & Lybrand L.L.P., who had been the Company's auditors prior to fiscal 1995.

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

         10.28   Non-Qualified Stock Option Grant to Joseph DeKama dated April 19, 1996.  Incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the year ended
                 August 31, 1996.

         10.29   Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996. Incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended
                 August 31, 1996.

         10.30   Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit
                 Promissory Note to 666,529 Shares of Series A Convertible Preferred Stock dated
                 December 11, 1996. Incorporated by reference to Exhibit 10.30 of the Annual Report on
                 Form 10-K for the year ended August 31, 1996.

         10.31   Promissory Note between the Company and Joseph DeKama dated October 1, 1996.
                 Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the
                 year ended August 31, 1996.

         10.32   Promissory Note between the Company and Joseph DeKama dated October 15, 1996.
                 Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the
                 year ended August 31, 1996.

         10.33   Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997.
                 Incorporated by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q for
                 the period ended March 1, 1997.

         10.34   Termination of Employment Agreement between the Company and Joseph DeKama dated
                 February 13, 1997.  Incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q for the period ended March 1, 1997.

         10.35   Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory
                 Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21,
                 1997.  Incorporated by reference to Exhibit 10.34 of the Quarterly Report on Form 10-Q
                 for the period ended March 1, 1997.

         10.36   Third Amendment to Consolidated and Restated Loan and Security Agreement dated
                 February 22, 1997, between the Company and Fremont Financial Corporation.
                 Incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q for
                 the period ended March 1, 1997.

         10.37   Fourth Amendment to Consolidated and Restated Loan and Security Agreement dated June
                 25, 1997, between the Company and Fremont Financial Corporation.  Incorporated by
                 reference to Exhibit 10.36 of the Quarterly Report on Form 10-Q for the period ended
                 May 31, 1997.

         *10.38  Employment Agreement between the Company and Richard Howard dated November 26, 1997.

          16     Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K.  Incorporated by reference to Exhibit 16 of the
                 Current Report on Form 8-K dated July 22, 1997.

          18     Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995.  Incorporated by reference to Exhibit 18 of the
                 Annual Report on Form 10-K for the year ended August 31, 1995.

         *23.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1997.

         *23.2   Consent by KPMG Peat Marwick LLP for Fiscal 1996 and Fiscal 1995.

         *27     Financial Data Schedule.

-----------------------
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 15, 1997         TRISTAR CORPORATION


                                   By: /s/ Viren S. Sheth
                                      -----------------------------------------
                                   VIREN S. SHETH,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   By:  /s/Viren S. Sheth
                                      -----------------------------------------
                                   VIREN S. SHETH,
                                   President and Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    December 15, 1997         /s/Richard P. Rifenburgh
                                   --------------------------------------------
                                   RICHARD P. RIFENBURGH, Director


Date:    December 15, 1997         /s/Robert R. Sparacino
                                   --------------------------------------------
                                   ROBERT R. SPARACINO, Director


Date:    December 15, 1997         /s/Viren S. Sheth
                                   --------------------------------------------
                                   VIREN S. SHETH, Director


Date:    December 15, 1997         /s/Aaron Zutler
                                   --------------------------------------------
                                   AARON ZUTLER, Director


Date:    December 15, 1997         /s/Jay J. Sheth
                                   --------------------------------------------
                                   JAY J. SHETH, Director

Date:    December 15, 1997         /s/B. J. Harid
                                   --------------------------------------------
                                   B. J. Harid, Director

                      TRISTAR CORPORATION AND SUBSIDIARIES


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


ITEM 14(a)(1) AND (2)


The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Reports                                                                    F1 and F2

Consolidated Financial Statements:

    Balance sheets as of August 30, 1997 and August 31, 1996                                     F3 and F4

    Statements of operations for each of the three years in the period ended August 30, 1997     F5

    Statements of shareholders' equity for each of the three years in the
        period ended August 30, 1997                                                             F6

    Statements of cash flows for each of the three years in the period ended August 30, 1997     F7

    Notes to consolidated financial statements                                                   F8 to F21


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule of TRISTAR CORPORATION and subsidiaries are included in Item 14(d):

Schedule II - Valuation and qualifying accounts                                                  F22


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of Tristar Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Tristar Corporation and subsidiaries as of and for the year ended August 30, 1997 as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tristar Corporation and subsidiaries as of August 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                            COOPERS & LYBRAND L.L.P.


Dallas, Texas
December 19, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Tristar Corporation:

We have audited the consolidated balance sheet of Tristar Corporation and subsidiaries as of August 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended August 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two-year period ended August 31, 1996 These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tristar Corporation and subsidiaries as of August 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended August 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        KPMG Peat Marwick LLP


San Antonio, Texas
December 11, 1996

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  August 30,      August 31,
                                    ASSETS                           1997           1996
                                                                 ------------    ------------
Current assets:
    Cash                                                         $    492,000    $    233,000
    Accounts receivable, less allowance for doubtful accounts
      of $1,052,000 and $850,000, respectively                     15,267,000       9,522,000
    Accounts receivable - related parties - net                     1,820,000       1,518,000
    Inventories                                                    13,560,000      12,691,000
    Prepaid expenses                                                  632,000         258,000
                                                                 ------------    ------------

         Total current assets                                      31,771,000      24,222,000

Property, plant and equipment, less accumulated depreciation
    of $7,101,000 and $5,391,000                                    8,094,000       8,532,000
                                                                 ------------    ------------

Other assets:
    Warrant valuation, less accumulated amortization
      of $1,769,000 and $1,436,000 respectively                       320,000         653,000
    Other assets                                                      236,000         360,000
                                                                 ------------    ------------

         Total other assets                                           556,000       1,013,000
                                                                 ------------    ------------

            Total assets                                         $ 40,421,000    $ 33,767,000
                                                                 ============    ============



        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               LIABILITIES AND                                 August 30,       August 31,
                        SHAREHOLDERS' EQUITY (DEFICIT)                            1997             1996
                                                                              ------------     ------------
Current liabilities:
    Revolving credit agreement borrowings, current                            $  9,732,000     $  9,319,000
    Accounts payable - trade                                                     8,139,000        5,233,000
    Accounts payable - related parties - net                                     4,463,000        2,900,000
    Accrued bonuses                                                                257,000          202,000
    Accrued interest expense - subordinated debt                                 1,582,000        1,174,000
    Other accrued expenses                                                       1,384,000          847,000
    Income taxes payable                                                            11,000           85,000
    Current portion of capital lease obligations                                    42,000           38,000
    Current portion of long-term debt                                               28,000        3,134,000
                                                                              ------------     ------------

         Total current liabilities                                              25,638,000       22,932,000

Revolving credit agreement, borrowings, noncurrent                                 473,000           --
Long-term debt, less current portion                                             2,474,000            3,000
Obligations under capital leases, less current portion                              37,000           59,000
Subordinated long-term debt - related parties                                    4,500,000       12,666,000
                                                                              ------------     ------------

         Total liabilities                                                      33,122,000       35,660,000
                                                                              ------------     ------------

Commitments and contingencies

Shareholders' equity (deficit):
    Preferred stock, $.05 par value; authorized 1,000,000 shares:
      Series A, 666,529 shares issued and outstanding                            4,666,000           --
      Series B, 120,690 shares issued and outstanding                            4,511,000           --
    Common stock, $.01 par value; authorized 30,000,000 shares; issued and
      outstanding 16,729,074 shares in 1997 and 16,650,176 shares in 1996          168,000          167,000
    Additional paid-in capital                                                  10,566,000       10,354,000
    Accumulated deficit                                                        (12,612,000)     (12,414,000)
                                                                              ------------     ------------

         Total shareholders' equity (deficit)                                    7,299,000       (1,893,000)
                                                                              ------------     ------------

            Total liabilities and shareholders' equity                        $ 40,421,000     $ 33,767,000
                                                                              ============     ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended
                                                       ----------------------------------------------
                                                                                August 31,
                                                         August 30,     -----------------------------
                                                           1997              1996             1995
                                                       ------------     ------------     ------------
Net sales                                              $ 68,959,000     $ 51,720,000     $ 44,728,000

Cost of sales                                            48,441,000       40,801,000       31,727,000
                                                       ------------     ------------     ------------

Gross profit                                             20,518,000       10,919,000       13,001,000

Selling, general and administrative expenses             17,093,000       16,285,000       11,654,000
                                                       ------------     ------------     ------------

Income (loss) from operations                             3,425,000       (5,366,000)       1,347,000

Other income (expense):
    Interest expense                                     (1,940,000)      (2,359,000)      (1,641,000)
    Other expense                                          (252,000)        (434,000)      (1,773,000)
    Insurance reimbursement                                  --               --            2,065,000
    Litigation expenses                                     (72,000)        (162,000)        (269,000)
                                                       ------------     ------------     ------------

Income (loss) before income taxes                         1,161,000       (8,321,000)        (271,000)

Income tax expense                                           78,000        3,732,000          661,000
                                                       ------------     ------------     ------------

Net income (loss)                                         1,083,000      (12,053,000)        (932,000)

Less:
    Cumulative preferred stock dividends in arrears        (256,000)          --               --
    Beneficial conversion feature (Note 11)              (1,011,000)          --               --
    Warrant valuation adjustment (Note 11)                 (270,000)          --               --
                                                       ------------     ------------     ------------

Net loss applicable to common stock                    $   (454,000)    $(12,053,000)    $   (932,000)
                                                       ============     ============     ============

Net loss per common share                              $       (.03)    $      (0.72)    $      (0.06)
                                                       ============     ============     ============

Weighted average number of common and common
    equivalent shares outstanding                        16,708,085       16,635,888       16,625,341
                                                       ============     ============     ============



        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            YEARS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996 AND 1995


                                                                        Preferred Stock
                                                    ---------------------------------------------------
                                Common Stock                 Series A                  Series B
                          ------------------------  ------------------------   ------------------------
                             Shares        Amount      Shares       Amount       Shares        Amount
                          -----------   ----------  -----------  -----------   -----------   -----------
Balance, August 31, 1994   16,619,348   $  166,000
Adjustments to conform
fiscal year of Eurostar
Perfumes, Inc.
Net loss
Contribution to 401(k)
Plan                           10,335
Repayment of receivable
    from shareholders
                          -----------   ----------  -----------  -----------   -----------   -----------

Balance, August 31, 1995   16,629,683      166,000
Net loss
Exercise of stock
options                        10,000
Contribution to 401(k)
Plan                           10,493        1,000
                          -----------   ----------  -----------  -----------   -----------   -----------

Balance, August 31, 1996   16,650,176      167,000
Net income
Exercise of stock
options                        73,500        1,000
Contribution to 401(k)
Plan                            5,398
Issuance of Series A
Preferred Stock                                         666,529  $ 4,666,000
Issuance of Series B
Preferred Stock                                                                    120,690   $ 4,511,000
Beneficial conversion
feature (Note 11)
Warrant valuation
adjustment (Note 11)
                          -----------   ----------  -----------  -----------   -----------   -----------

Balance, August 30, 1997   16,729,074   $  168,000      666,529  $ 4,666,000       120,690   $ 4,511,000
                          ===========   ==========  ===========  ===========   ===========   ===========




                            Retained
                           Additional     Earnings    Receivables
                            Paid-In     (Accumulated     from
                             Capital      Deficit)   Shareholders
                           -----------  -----------  ------------
Balance, August 31, 1994   $10,229,000  $ 1,401,000   $  (500,000)
Adjustments to conform
fiscal year of Eurostar                    (830,000)
Perfumes, Inc.
Net loss                                   (932,000)
Contribution to 401(k)
Plan                            52,000
Repayment of receivable
    from shareholders                                     500,000
                           -----------  -----------   -----------

Balance, August 31, 1995    10,281,000     (361,000)            0
Net loss                                (12,053,000)
Exercise of stock
options                          5,000
Contribution to 401(k)
Plan                            68,000
                           -----------  -----------   -----------

Balance, August 31, 1996    10,354,000  (12,414,000)            0
Net income                                1,083,000
Exercise of stock
options                        179,515
Contribution to 401(k)
Plan                            32,485
Issuance of Series A
Preferred Stock
Issuance of Series B
Preferred Stock
Beneficial conversion
feature (Note 11)                        (1,011,000)
Warrant valuation
adjustment (Note 11)                       (270,000)
                           -----------  -----------   -----------

Balance, August 30, 1997   $10,566,000  $(12,612,000) $         0
                           ===========  ============  ===========




        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended
                                                               --------------------------------------------
                                                                  August 30,            August 31,
                                                                               ----------------------------
                                                                    1997            1996            1995
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                          $  1,083,000    $(12,053,000)   $   (932,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               1,710,000       1,847,000       1,611,000
      Provision for losses on accounts receivable                   729,000       1,028,000         349,000
      Provision for market valuation of inventory                 1,005,000       1,468,000         469,000
      Provision for LIFO valuation                                 (525,000)        198,000         995,000
      Deferred income tax expense (benefit)                          --           3,881,000        (537,000)
      Loss on disposal of assets                                      2,000           6,000          50,000
      Reserve for impairment of assets                               --              --             187,000
      Issuance of stock in connection with 401K plan                 32,000          69,000          52,000
      Amortization of warrant valuation                              63,000          83,000         986,000
      Change in operating assets and liabilities:
         Accounts receivable                                     (6,776,000)     (5,368,000)       (522,000)
         Inventories                                             (1,348,000)         49,000      (3,111,000)
         Prepaid expense                                           (374,000)         (5,000)        169,000
         Refundable income taxes                                     --              --           1,774,000
         Accounts payable                                         4,469,000       5,612,000        (337,000)
         Accrued expenses                                         1,000,000         275,000        (163,000)
         Income taxes payable                                       (74,000)       (423,000)     (1,787,000)
         Other liabilities                                           --              --              (8,000)
         Shareholder litigation settlement liability                 --              --          (4,500,000)
                                                               ------------    ------------    ------------

         Net cash provided by (used in) operating activities        996,000      (3,333,000)     (5,255,000)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Capital expenditures                                         (1,274,000)     (1,108,000)       (787,000)
    Proceeds from sale of fixed assets                               --             580,000          64,000
    Decrease (increase) in other assets                             124,000        (170,000)       (120,000)
                                                               ------------    ------------    ------------

         Net cash used in investing activities                   (1,150,000)       (698,000)       (843,000)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Net increase in revolving credit agreement borrowings           886,000       3,936,000         872,000
    Proceeds from subordinated long-term debt                        --              --           6,500,000
    Payments of subordinated long-term debt                          --              --          (5,050,000)
    Proceeds from long-term debt                                     --             274,000       3,570,000
    Principal payments under debt obligations                       (18,000)        (25,000)       (177,000)
    Principal payments on long-term debt                           (635,000)       (732,000)        (23,000)
    Collection on receivable from stockholder                        --              --             500,000
    Proceeds from issuance of common stock                          180,000           5,000          --
                                                               ------------    ------------    ------------

         Net cash provided by financing activities                  413,000       3,458,000       6,192,000
                                                               ------------    ------------    ------------

Net increase (decrease) in cash                                     259,000        (573,000)         94,000
Cash at beginning of year                                           233,000         806,000       1,700,000
Pooling adjustment to beginning of year balance to conform
fiscal years                                                         --              --            (988,000)
                                                               ------------    ------------    ------------

Cash at end of year                                            $    492,000    $    233,000    $    806,000
                                                               ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                 $  1,527,000    $  1,786,000    $  1,446,000
      Income taxes paid, net of refunds                        $    144,000    $    293,000    $    672,000

Supplemental disclosure of noncash financing and investing activities:
   * During fiscal year 1997, Nevell Investments, S.A. and Transvit Manufacturing Corporation converted $4,511,000 and $4,666,000, respectively, of subordinated debt into preferred stock. The beneficial conversion feature associated with the conversion of the Nevell Investments, S.A. subordinated debt totaled $1,011,000. Additionally, as a result of this conversion, the Company wrote off $270,000 of warrant valuation costs. Refer to Note 11 for additional discussion.


        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION

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

FISCAL YEAR END

The Company changed its fiscal year end in 1996 from one ending on August 31 to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. There was no effect on the accompanying financial statements because the 1996 fiscal year also ended on August 31. The 1997 fiscal year ended on August 30.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY

Inventories are stated at the lower of last-in-first-out (LIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations.

REVENUE RECOGNITION

Revenue is recognized by the Company when goods are shipped and title passes to the purchaser.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each year and common equivalent shares of dilutive stock options, warrants and convertible preferred stock. Net income (loss) applicable to common stock has been adjusted for dividend requirements on the preferred stock, the beneficial conversion feature of the Series B preferred stock, and the related warrant valuation adjustment (see Note
11). Fully diluted income (loss) per share is not less than the primary income
(loss) per share for the years presented.

WARRANT VALUATION

Common stock purchase warrants related to the Stockholder Class Action Litigation Settlement were valued using the Black Scholes Method. Amortization of the value will be straight line into fiscal 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSACTIONS

The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Gains and losses on accounts payable to be settled subsequent to August 30, 1997 and August 31, 1996 have been provided based upon the currency exchange rates in effect on August 30, 1997 and August 31, 1996. Financial statements from foreign subsidiaries have been translated based on the U.S. dollar being the functional currency of the subsidiaries. Assets, with the exception of inventories and property, plant and equipment, and liabilities are translated at the appropriate period ending exchange rates. Inventories and property, plant and equipment are translated at historical exchange rates. Results of operations, with the exception of cost of sales and depreciation, are translated using the average exchange rates prevailing throughout the year. Cost of sales and depreciation are translated at the historic rates of the inventory sold and underlying property, plant and equipment, respectively. Translation gains or losses and exchange gains or losses are reflected in the Statements of Operations.

The net gain (loss) on transactions in foreign currencies and translation gains (losses) for the years ended August 30, 1997 and August 31, 1996 and 1995 were approximately $(156,000), ($95,000) and ($94,000), respectively.

2. MERGER:

On August 30, 1995 the stockholders of Tristar Corporation ("Tristar"), approved the merger of Eurostar Perfumes, Inc., ("Eurostar"), with and into Tristar where Tristar is the surviving corporation. The merger was effective August 31, 1995. Under the terms of the agreement the sole stockholder of Eurostar, Transvit Manufacturing Corporation ("Transvit"), a Core Sheth Families affiliate, received an aggregate of 9,977,810 shares of Tristar Common Stock in exchange for all the issued and outstanding shares of Eurostar Common Stock. Immediately subsequent to the merger, the Core Sheth Families beneficially owned approximately 84% of the outstanding shares of Tristar Common Stock (86% assuming the exercise of all outstanding warrants).

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


3. INVENTORIES:

                               August 30, 1997  August 31, 1996
                               ---------------  ---------------
Raw materials                   $  6,105,000    $  6,598,000
Work-in-process                    2,101,000         469,000
Finished goods                     7,684,000       7,710,000
                                ------------    ------------

                                  15,890,000      14,777,000
Reserves for market valuation     (1,381,000)       (612,000)
LIFO valuation allowance            (949,000)     (1,474,000)
                                ------------    ------------

                                $ 13,560,000    $ 12,691,000
                                ============    ============

4. PROPERTY, PLANT AND EQUIPMENT:

                                                                      August 30,      August 31,
                                                                        1997             1996
                                                                     ------------    ------------
Land                                                                 $     43,000    $     43,000
Building                                                                3,767,000       3,762,000
Leasehold improvements                                                    235,000         235,000
Machinery and equipment                                                 7,802,000       6,689,000
Computer equipment                                                      2,403,000       2,264,000
Furniture and equipment                                                   945,000         930,000
                                                                     ------------    ------------

                                                                       15,195,000      13,923,000
Less accumulated depreciation                                          (7,101,000)     (5,391,000)
                                                                     ------------    ------------

                                                                     $  8,094,000    $  8,532,000
                                                                     ============    ============


5. REVOLVING CREDIT AGREEMENT BORROWINGS AND LONG-TERM DEBT:

                                                                      August 30,      August 31,
                                                                        1997             1996
                                                                     ------------    ------------
Revolving credit agreement borrowings, current                       $  9,732,000    $  9,319,000
Revolving credit agreement borrowings, noncurrent                         473,000          --
                                                                     ------------    ------------

                                                                     $ 10,205,000    $  9,319,000
                                                                     ============    ============


Term loan                                                            $  2,474,000    $  3,003,000
Other                                                                      28,000         134,000
                                                                     ------------    ------------

                                                                        2,502,000       3,137,000
Less current portion                                                      (28,000)     (3,134,000)
                                                                     ------------    ------------

Long-term debt, less current portion                                 $  2,474,000    $      3,000
                                                                     ============    ============


The Company had at August 30, 1997, a revolving credit agreement which provided for $15,500,000 of maximum borrowings at the prime rate (8.5% at August 30, 1997) plus 2% per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement are limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories and 40% of eligible manufacturing inventories. Eligibility is as defined in the credit agreement.

The credit facility is collateralized by substantially all of the assets of the Company. The agreements contain material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures and repayments of a prior financing arrangement with a related party (See Note 6).

As of August 30, 1997, remaining availability was $1,512,000, based on the borrowing formulas above.

The term loan entered into in July 1995 with the same lender as the revolving credit agreement provides for borrowings of $3.9 million. This loan is subject to the same debt restrictions listed above for the revolving credit agreement. The interest rate on this debt is the prime rate plus 2% per annum plus additional fees.

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Bank Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Term Loan will be equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2000. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a five year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2000.

The Company used the initial borrowings under the Credit Agreement, which included $3,400,000 of borrowings under the Term Loan, to repay amounts outstanding under the $15,500,000 credit agreement and the related term loan. Accordingly, an amount of revolving credit agreement and term loan borrowings outstanding at August 30, 1997 equal to the portion of the borrowings under the New Term Loan which will be repaid subsequent to August 30, 1998 has been classified as noncurrent in the accompanying consolidated balance sheet. Aggregate maturities of revolving credit agreement and long-term debt borrowings, as adjusted for the refinancing described above, are as follows as of August 30, 1997:

                         Fiscal Year        Amount
                         -----------   -----------
                                1998   $ 9,760,000
                                1999       680,000
                                2000       680,000
                                2001     1,587,000
                                       -----------

                                       $12,707,000
                                       ===========

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures.
Additional covenants limit borrowings, asset sales and dividends.

6. SUBORDINATED LONG-TERM DEBT:

                                                                                 August 30, 1997   August 31, 1996
                                                                                 ---------------   ---------------
Subordinated Debt-Nevell Investments, S.A., a related party                      $     4,500,000   $     8,000,000
Subordinated Debt-Transvit Manufacturing Corporation, a related party                        ---         4,666,000
                                                                                 ---------------   ---------------

Total                                                                            $     4,500,000   $    12,666,000
                                                                                 ===============   ===============

Subordinated Debt-Nevell Investments represents loans made by the Core Sheth Families through their affiliate Nevell Investments, S.A., to finance the Company's payments under the stockholder litigation settlement (see Note 16). The debt bears interest at 6.36% to 8.23% per annum and has a term of ten years with principal payable 20% at the end of the eighth and ninth years and the remaining 60% payable at the end of the tenth year. During 1997, the Company was in default with respect to the subordinated debt as a result of the failure to make scheduled interest payments. Waivers were received from the lenders for such events of default.

The agreement with Transvit, a related party, was entered into in August 1993 with maximum borrowings available of $9 million at an interest rate of 4.5% per annum.

During 1997, $3,500,000 of Subordinated Debt-Nevell Investments and the entire balance of the Subordinated Debt-Transvit Manufacturing Corporation were converted into convertible preferred stock of the Company (see Note 11).

Aggregate maturities of subordinated long-term debt for each of the five years subsequent to August 30, 1997 are as follows:

                          Fiscal Year               Amount
                        ---------------         ---------------
                              2001              $       200,000
                              2002                      820,000
                           Thereafter                 3,480,000
                                                ---------------

                                                $     4,500,000
                                                ===============

7. RELATED PARTY TRANSACTIONS:

As of August 30, 1997, a majority of the Company's outstanding stock (78%) is owned by companies under control of the Core Sheth Families. The acquisition of this ownership occurred in several stages beginning in February 1986 and ending in August 1995 as a result of the merger of Tristar and Eurostar discussed in
Note 2. Effective October 22, 1996, the Core Sheth Families sold 1,000,000 shares of the Company's stock to a business associate. The purchase price was substantially lower than the price reported by NASDAQ, reflecting a discount from the market price due to the magnitude of the transaction and the relatively low trading volume of the Company's stock. This transaction reduced the Core Sheth Families holdings to 78% of the Company's outstanding stock.

The Company purchases finished goods and components from Core Sheth Families affiliates. During fiscal 1997, 1996 and 1995 the Company purchased approximately $6,503,000, $7,037,000 and $6,285,000, respectively, of such products.

During fiscal 1997, 1996 and 1995, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $3,866,000, $1,997,000 and $1,299,000, respectively.

In fiscal 1997, 1996 and 1995, the Company incurred fees to directors of approximately $260,000, $229,000 and $248,000, respectively, of which approximately $30,000 and $19,000 were unpaid at August 30, 1997 and August 31, 1996, respectively. Such fees related to the Board of Directors' meetings, other committee meetings and events associated with the investigation performed by the Special Committee of the Board of Directors, formed in October 1992 to conduct a review of matters associated with the Stockholder Class Action Litigation. See
Note 16 for further discussion.

As part of a sale of Common Stock to the Core Sheth Families in 1990, for $50,000 the Company issued common stock purchase warrants to the Core Sheth Families to purchase 400,000 shares of the Company's common stock at a per share price of $2.75. In connection with the settlement of the shareholder litigation, the expiration date of these warrants was extended to 2003.

In connection with the settlement of the stockholder class action litigation, common stock warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A noninterest bearing receivable in the amount of $500,000 (the cost of the warrants), was recorded in Shareholder's equity in the fiscal 1994 financial statements. This receivable was paid in full in December 1994. See Note 16 for a description of the litigation settlement.

In recognition that value was received by the Company in return for extending the expiration date of the warrants to purchase 400,000 shares and the granting of the new warrants to purchase 2,000,000 shares as described above, the Company utilized the Black Scholes Method to compute the value. The computation resulted in the assignment of a value of $2,089,000 (net of the purchase price of the warrants of $500,000). This net value was recorded as part of "Other assets" and as an addition to "Additional paid-in capital."

In fiscal 1997, 1996 and 1995, approximately $63,000, $83,000, and $986,000, respectively, of the $2,089,000 was charged to Other income (expense). The fiscal 1995 amortization expense of $986,000 included additional warrant amortization expense of approximately $743,000 which resulted from (1) the write-off of the portion of the warrant valuation associated with the distribution agreement between Eurostar and Tristar, which was no longer applicable after the Merger, and (2) the repayment of $1 million of the subordinated debt with a portion of the proceeds received from the insurance policy reimbursement (See Note 19). Additionally, in fiscal 1997, $270,000 of warrant valuation costs were charged directly to retained earnings in connection with the conversion of subordinated long-term debt to preferred stock (see Note
11). The remainder of the balance, which is attributable to the favorable terms of the subordinated long-term financing of the shareholder litigation settlement provided by the Core Sheth Families, will be amortized to expense through fiscal 2006 when the final payment is made on the related subordinated debt.

8. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

Related parties are the primary suppliers of the Company's cosmetics and are also suppliers of certain components. Related party accounts payable result from the purchase of those items. Related party accounts receivable result from the sale of the Company's products to related parties. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at August 30, 1997 and August 31, 1996.

                                                August 30, 1997   August 31, 1996
                                                ---------------   ---------------
ACCOUNTS RECEIVABLE:
    Total accounts receivable-related parties   $    2,267,000    $    1,679,000
    Offset amount                                     (447,000)         (161,000)
                                                --------------    --------------

    Net related parties receivables             $    1,820,000    $    1,518,000
                                                ==============    ==============
ACCOUNTS PAYABLE:
    Total accounts payable-related parties      $    4,910,000    $    3,061,000
    Offset amount                                     (447,000)         (161,000)
                                                --------------    --------------

    Net related parties payables                $    4,463,000    $    2,900,000
                                                ==============    ==============

9. LEASES:

At August 30, 1997, the approximate aggregate minimum annual rental payments under noncancelable operating leases for facilities, excluding renewals, are as follows:

                           Fiscal Year               Amount
                         ---------------         ---------------
                               1998              $       240,000
                               1999                       27,000
                               2000                       17,000
                                                 ---------------

                                                 $       284,000
                                                 ===============

Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for fiscal 1997, 1996 and 1995 amounted to approximately $614,000, $423,000 and $568,000, respectively.

10. INCOME TAXES:

The components of income (loss) before income taxes are as follows:

                                             Years Ended
                          ---------------------------------------------------
                            August 30,        August 31,        August 31,
                               1997              1996              1995
                          ---------------   ---------------   ---------------
    Domestic              $     3,055,000   $    (6,088,000)  $      (103,000)
    Foreign                    (1,894,000)       (2,233,000)         (168,000)
                          ---------------   ---------------   ---------------

                          $     1,161,000   $    (8,321,000)  $      (271,000)
                          ===============   ===============   ===============


Under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the asset and liability method is used in accounting for income taxes. Deferred tax balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense (benefit) consists of the following:

                               Current        Deferred         Total
                             -----------    -----------    -----------
Year ended August 30, 1997
    U.S. Federal             $    76,000    $      --      $    76,000
    State                          2,000           --            2,000
                             -----------    -----------    -----------

                             $    78,000    $      --      $    78,000
                             ===========    ===========    ===========
Year ended August 31, 1996
    U.S. Federal             $  (149,000)   $ 3,566,000    $ 3,417,000
    State                                       315,000        315,000
                             -----------    -----------    -----------

                             $  (149,000)   $ 3,881,000    $ 3,732,000
                             ===========    ===========    ===========
Year ended August 31, 1995
    U.S. Federal             $ 1,128,000    $  (493,000)   $   635,000
    State                         70,000        (44,000)        26,000
                             -----------    -----------    -----------

                             $ 1,198,000    $  (537,000)   $   661,000
                             ===========    ===========    ===========

Income tax expense in fiscal 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following:

                                                                                  Years ended
                                                               ----------------------------------------------------
                                                                                            August 31,
                                                                 August 30,      ----------------------------------
                                                                     1997              1996             1995
                                                               ---------------   ---------------  -----------------
Computed expected tax expense (benefit)                        $       406,000   $    (2,829,000)   $       (92,000)
Increase (decrease) in income taxes resulting from:
    State income tax net operating loss carryforward
        (generated) utilized                                              --            (250,000)          (220,000)
    Merger costs not deductible for income tax purposes                   --               7,000            248,000
    Warrant expenses not deductible for income tax
        purposes                                                        22,000            28,000            335,000
    Foreign subsidiary loss not deductible for income tax
        purposes                                                     1,291,000           475,000            189,000
    State income taxes, net of federal income tax benefit              104,000              --                2,000
    Foreign sales corporation commissions not subject to
        income taxes                                                                                        (34,000)
    Deferred tax asset valuation allowance                         (1,888,000)         6,609,000               --
    Alternative minimum tax                                             76,000              --                 --
    Other, net                                                          67,000          (308,000)           233,000
                                                               ---------------   ---------------     --------------

Total income tax expense                                       $        78,000   $     3,732,000   $        661,000
                                                               ===============   ===============   ================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 1997 and August 31, 1996 are presented below:

                                                                            August 30, 1997   August 31, 1996
                                                                            ---------------   ---------------
Deferred tax assets:
    Accounts receivable, principally due to allowance for doubtful accounts
        and sales returns                                                       $   623,000    $   509,000
    Inventories, principally due to allowance for obsolescence and difference
    in LIFO reserve, and certain costs capitalized for tax purposes                 225,000        176,000
    Start-up, organizational costs, and packaging design costs                      375,000        264,000
    Accrued expenses, principally due to accrual of related party interest
          expense for financial reporting purposes                                  746,000        536,000
    Net operating loss carryforward                                               3,111,000      4,946,000
    Alternative minimum tax credit carryforwards                                    280,000        204,000
    Investments in foreign subsidiaries, principally due to foreign
    subsidiaries' losses not recognized for tax purposes                               --          648,000
    Other                                                                            65,000          --
                                                                                -----------    -----------

Total deferred tax assets                                                         5,425,000      7,283,000
Less valuation allowance                                                         (4,721,000)    (6,609,000)
                                                                                -----------    -----------
                                                                                    704,000        674,000
                                                                                -----------    -----------
Deferred tax liabilities:
    Plant and equipment, principally due to differences in depreciation            (704,000)      (674,000)
                                                                                -----------    -----------
Total deferred tax liabilities                                                     (704,000)      (674,000)
                                                                                -----------    -----------
Net deferred tax asset                                                          $         0    $         0
                                                                                ===========    ===========

The valuation allowance for deferred taxes increased (decreased) during fiscal 1997 and 1996 by ($1,888,000) and $6,609,000, respectively. There was no change in the valuation allowance during fiscal 1995. In assessing the realizability of deferred tax assets under the guidelines of SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of $4,721,000 has been recorded at August 30, 1997 in accordance with SFAS No. 109 to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

At August 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,408,000 which are available to offset future federal taxable income, if any, through 2011. The Company also has alternative minimum tax credit carryforwards of approximately $280,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

11. PREFERRED STOCK:

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible nonvoting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share, plus all accrued and unpaid dividends. The conversion price approximated the closing bid price of the Company's common stock as reported by the NASDAQ on the date of this transaction. At August 30, 1997, cumulative dividends in arrears on the Series A preferred stock approximated $134,000.

In a subsequent transaction effective February 21, 1997, Nevell Investments, S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. At August 31, 1997, cumulative dividends in arrears on the Series B preferred stock approximated $122,000.

On February 21, 1997, the closing bid price of the Company's common stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a beneficial conversion feature of $2 3/32, the difference between the conversion price and the closing bid price. The value of the beneficial conversion feature has been reflected in the financial statements of the Company in a manner similar to that for a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase in the value of the Series B preferred stock in the amount of $1,011,000. Additionally, as a result of the conversion, the Company wrote off $270,000 of warrant valuation costs attributable to the converted debt. This charge has also been recorded to retained earnings in a manner consistent with that for the beneficial conversion feature described above.

The Series A preferred stock is considered a common stock equivalent based on its cash yield at the time of issuance. The Series B preferred stock is not considered a common stock equivalent based on its cash yield at time of issuance. In the fiscal 1997 loss per common share computation, the cumulative dividends in arrears on both the Series A and Series B preferred stock have been deducted from net income as the assumed conversion of the preferred stock would have an anti-dilutive impact. Additionally, the charge applicable to the beneficial conversion feature and the warrant valuation adjustment have been deducted in computing net loss applicable to common stock in the accompanying consolidated statement of operations.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts of the financial assets of cash, accounts receivable - net, and accounts receivable - related parties - net and the financial liabilities of short-term borrowings, accounts payable - trade, and accounts payable - related parties - net, approximate their respective fair value because of the short-term maturity of those instruments.

The carrying amount of long-term debt approximates fair value as the interest rates approximate those currently offered to the Company for debt with similar maturities.

The fair value of the subordinated long-term debt could not be determined without incurring excessive cost given the related party nature of the lending arrangement.

13. STOCK OPTION PLANS:

The Company has granted stock options under the Amended and Restated Option Plan (the "1991 Plan") and other plans (collectively the "Plans"). The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the 1991 Plan, the Company is authorized to issue up to 800,000 shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based Awards. The Company granted nonqualified stock options in fiscal 1996 under other plans and granted incentive stock options in fiscal 1997 under the 1991 Plan.

The stock options granted in fiscal 1997 and 1996 have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options vest over various vesting schedules. Most vest ratably at the rate of 20% per year beginning on the date of grant or the first anniversary of the date of grant. Others vest according to shorter schedules.

A summary of the status of the Company's stock options as of August 30, 1997 and August 31, 1996 and 1995 and the changes during the years then ended are presented below:

                                                                   Options Outstanding
                                        ----------------------------------------------------------------------
                                                 1997                      1996                   1995
                                        ------------------------ ------------------------- -------------------
                                                    Weighted                  Weighted                Weighted
                                         Number     Average                   Average      Number     Average
                                           of       Exercise      Number of   Exercise       of       Exercise
                                         Shares      Price         Shares      Price       Shares      Price
                                        ---------  ----------    ----------  ---------  ---------- -----------
Outstanding at beginning of the year      786,626     $6.73         266,626     $4.84      266,626     $4.84
Granted                                   670,000     $8.82         530,000     $7.56
Exercised                                 (73,500)    $2.45         (10,000)    $0.50
Forfeited                                (169,420)    $6.35
                                        ---------     -----       ---------     -----     --------     -----

Outstanding at end of year              1,213,706     $8.20         786,626     $6.73      266,626     $4.84
                                        =========     =====       =========     =====     ========     =====

Exercisable at end of year                312,238     $7.45         273,486     $5.44      200,206
                                        =========     =====       =========     =====     ========

Weighted average fair value of options
    granted                                      $4.38                    $3.67
                                        ===================       ===================

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997 and 1996: dividend yield of 0%; risk-free interest rates ranging from 6.28% to 6.64%; an expected life of options of 5 or 6 years; and a volatility of 45.9% for all grants.

Options outstanding as of August 30, 1997 are summarized below:

                                            Options Outstanding                      Options Exercisable
                                                 Weighted          Weighted                        Weighted
                                Number       Average Remaining      Average         Number          Average
  Range of Exercise Price     Outstanding    Contractual Life    Exercise Price   Exercisable    Exercise Price
---------------------------- -------------- ------------------- --------------- -------------- ----------------
          $1.4375                    5,000         3.08         $  1.4375               5,000  $   1.4375
     $6.875 to $7.5625             688,706         8.49         $    7.35             268,738  $     7.28
          $9.375                   520,000         9.65         $   9.375              38,500  $    9.375
     -----------------           ---------         ----         ---------             -------  ----------

     $1.4375 to $9.375           1,213,706         8.97         $    8.20             312,238  $     7.45
     =================           =========         ====         =========             =======  ==========


Had the compensation cost for the Plans been determined consistent with SFAS 123, the Company's net income (loss), net loss applicable to common stock, and net loss per common share for 1997 and 1996 would approximate the pro forma amounts below:

                                                     August 30, 1997                    August 31, 1996
                                            ----------------------------------------------------------------------
                                              As Reported        Pro Forma       As Reported        Pro Forma
                                            ----------------- ---------------------------------- -----------------
SFAS 123 Charge                                    $0            $1,188,000           $0             $401,000
APB 25 Charge                                      $0                $0               $0                $0
Net income (loss)                              $1,083,000        ($105,000)     ($12,053,000)     ($12,454,000)
Net loss applicable to common stock            ($454,000)       ($1,642,000)    ($12,053,000)     ($12,454,000)
Net loss per common share                        ($.03)            ($.10)           ($.72)            ($.75)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

14. BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock based on the closing price at the end of each calendar quarter. During fiscal 1997, 1996 and 1995, a total of 5,398, 10,493 and 10,335, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $80,000 in 1997, $137,000 in 1996 and $118,000 in 1995.

15. COMMITMENTS AND CONTINGENCIES:

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

CALIFORNIA AIR RESOURCES BOARD

After not being in compliance with the regulations of the California Air Resources Board (the "CARB") with respect to volatile organic compounds ("VOC's), since January 1, 1995 the Company achieved compliance by September 30, 1996. Under a temporary variance granted by the State of California, the company was allowed to sell until September 30, 1997, non-complying product manufactured prior to September 30, 1996.

INTERNAL REVENUE SERVICE

In February 1997, the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, it will be required to pay taxes from prior years and related interest thereon exceeding $1,500,000, and it will lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.

16. CLASS ACTION LITIGATION:

In December 1993, the Company reached an agreement to settle stockholder class action litigation regarding alleged violations of the federal securities laws, as well as common law fraud and negligence in connection with, among other things, the nondisclosure of the ownership interest of the Core Sheth Families prior to 1992, for a cash payment of $9.5 million. The settlement resulted in a release of claims by the plaintiff class against the Company and certain other defendants. Utilizing $9 million obtained under a financing agreement with the Core Sheth Families (See Note 6), the Company paid the total settlement in four installments ($1.5 million in August 1993, $900,000 in January 1994, $2.6 million in May 1994, and $4.5 million in December 1994).

In connection with the settlement, common stock purchase warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Core Sheth Families. The warrants are exercisable for a period of ten years from their issuance. A noninterest bearing receivable in the amount of $500,000 (the cost of the warrants), recorded in Shareholder's Equity in the fiscal 1994 financial statements, was paid in December 1994. The per share price of the common stock under the warrants will increase by ten percent per year after the first seven years. As part of the settlement, the Company also extended to August 31, 2003, the exercise date of warrants held by a Core Sheth Families affiliate to purchase 400,000 shares of the Company's common stock.

In recognition that value was received by the Company in return for extending the expiration date of the warrants to purchase 400,000 shares and the granting of the new warrants to purchase 2,000,000 shares as described above, the Black Scholes Method was utilized by the Company to compute the value. The computation resulted in the assignment of a value of $2,089,000 (net of the purchase price of the warrants of $500,000). This net value was recorded as part of "Other assets" and as an addition to "Additional paid-in capital" in fiscal 1994.

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

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were approximately $72,000, $162,000 and $269,000 in fiscal 1997, 1996, and 1995, respectively.

17. FOREIGN SALES:

The Company exports a significant portion of its sales directly or through its Mexican and Brazilian subsidiaries to foreign customers. For the years ended August 30, 1997 and August 31, 1996 and 1995, these sales were $27,054,000 (39%
of net sales), $14,524,000 (28% of net sales), and $16,152,000 (36% of net sales), respectively. These customers were primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products in foreign countries ("indirect exports"). The volume of the indirect exports, which may be significant, could only be estimated as customers do not provide that information to the Company.

18. QUARTERLY RESULTS (UNAUDITED):

                                                        1997 Quarter Ended
                                     ----------------------------------------------------------
                                        Nov. 30        Mar. 1          May 31         Aug. 30
                                     ------------   ------------    ------------   ------------
Net Sales                            $ 17,489,000   $ 15,577,000    $ 18,117,000   $ 17,776,000
Gross Profit                            5,227,000      4,348,000       5,328,000      5,615,000
Net Income (Loss)                         786,000       (344,000)        288,000        353,000
Net Income (Loss) Applicable to
    Common Stock                          786,000     (1,654,000)        174,000        240,000
Net Income (Loss) Per Common Share   $        .04   $       (.10)   $        .01   $        .01

                                                         1996 Quarter Ended
                                     ----------------------------------------------------------
                                        Dec. 2          Mar. 2         Jun. 1          Aug. 31
                                     ------------   ------------    ------------    ------------
Net Sales                            $ 17,403,000   $ 10,112,000    $ 10,997,000    $ 13,208,000
Gross Profit                            4,578,000      1,923,000       2,314,000       2,104,000
Net Income (Loss)                         204,000     (2,478,000)     (3,133,000)     (6,646,000)
Net Income (Loss) Per Common Share   $        .01   $       (.15)   $       (.19)   $       (.40)


The second quarter of fiscal 1997 includes $1,011,000 and $270,000, respectively, of charges to retained earnings for the beneficial conversion feature and warrant valuation adjustment attributable to the Company's conversion of subordinated long-term debt to Series B convertible preferred stock. These charges reduced net income applicable to common stock in this period. The $270,000 warrant valuation adjustment was previously reflected as a charge to other expense in the Company's Form 10-Q for the period ended March 1, 1997.

The fourth quarter of fiscal 1996 includes $3,881,000 of deferred income tax expense (See Note 10) resulting from the establishment of a valuation allowance for deferred tax assets.

The summation of the quarterly earnings per share may not be equal to the annual earnings per share due to rounding.

19. PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY:

In November 1994, the United States District Court for the District of South Carolina approved the disbursement of $1.25 million to the Company from the proceeds of an executive liability and indemnification policy owned by the Company, which is recorded under other income in the accompanying financial statements. In December 1994, $1,000,000 of the proceeds were utilized to repay a portion of the existing long-term subordinated debt in accordance with the financing agreement with the Core Sheth Families, a related party.

 In June 1995, the Company received the balance ($750,000) of the proceeds of the policy as well as approximately $65,000 of interest earned during the period the court held the proceeds, all of which is recorded under other income in the accompanying financial statements.

Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company will make payments totaling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed. The $175,000 settlement has been accrued in the fiscal 1997 financial statements.

20. IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

EARNINGS PER SHARE (SFAS 128)

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued in February 1997. SFAS No. 128 establishes simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. The Company plans to adopt SFAS No. 128 in fiscal 1998.

REPORTING COMPREHENSIVE INCOME (SFAS 130)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in fiscal 1999.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The Company plans to adopt SFAS No. 131 in fiscal 1999.

The adoption of these recently issued financial accounting standards is not expected to have a significant effect on the Company's consolidated financial statements.

                                   SCHEDULE II

                      TRISTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                            COLUMN B                    COLUMN C                      COLUMN D    COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                               ------------------------------
                                                                  (1)             (2)
                                             BALANCE AT        CHARGED TO       CHARGED TO                         BALANCE AT
                                             BEGINNING         COSTS AND       OTHER ACCOUNTS-       DEDUCTIONS-       END
                                             OF PERIOD         EXPENSES          DESCRIBE             DESCRIBE (*)  OF PERIOD
------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:

 Year ended August 30, 1997                   $850,000          $729,000                             $527,000      $1,052,000

 Year ended August 31, 1996                   $419,000        $1,028,000                             $597,000        $850,000

 Year ended August 31, 1995                   $589,000          $349,000                             $519,000        $419,000
------------------------------------------------------------------------------------------------------------------------------

   (*)  Uncollectible accounts written off, net of recoveries.

------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                              COLUMN B                  COLUMN C                      COLUMN D      COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              -------------------------------
                                                                 (1)                (2)
                                             BALANCE AT       CHARGED TO         CHARGED TO                        BALANCE AT
                                              BEGINNING       COSTS AND        OTHER ACCOUNTS-     DEDUCTIONS-         END
                                              OF PERIOD       EXPENSES            DESCRIBE (**)    DESCRIBE (***)   OF PERIOD
------------------------------------------------------------------------------------------------------------------------------

Inventory reserves:

 Year ended August 30, 1997                   $612,000        $1,005,000                  $0         $236,000      $1,381,000

 Year ended August 31, 1996                   $621,000        $1,666,000           ($198,000)      $1,477,000        $612,000

 Year ended August 31, 1995                   $750,000        $1,229,000           ($995,000)        $363,000        $621,000
------------------------------------------------------------------------------------------------------------------------------

   (**)   Transfer to LIFO Valuation
   (***)  Write-offs against the reserve

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
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

         10.28   Non-Qualified Stock Option Grant to Joseph DeKama dated April 19, 1996.  Incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the year ended
                 August 31, 1996.

         10.29   Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996. Incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended
                 August 31, 1996.

         10.30   Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit
                 Promissory Note to 666,529 Shares of Series A Convertible Preferred Stock dated
                 December 11, 1996. Incorporated by reference to Exhibit 10.30 of the Annual Report on
                 Form 10-K for the year ended August 31, 1996.

         10.31   Promissory Note between the Company and Joseph DeKama dated October 1, 1996.
                 Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the
                 year ended August 31, 1996.

         10.32   Promissory Note between the Company and Joseph DeKama dated October 15, 1996.
                 Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the
                 year ended August 31, 1996.

         10.33   Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997.
                 Incorporated by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q for
                 the period ended March 1, 1997.

         10.34   Termination of Employment Agreement between the Company and Joseph DeKama dated
                 February 13, 1997.  Incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q for the period ended March 1, 1997.

         10.35   Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory
                 Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21,
                 1997.  Incorporated by reference to Exhibit 10.34 of the Quarterly Report on Form 10-Q
                 for the period ended March 1, 1997.

         10.36   Third Amendment to Consolidated and Restated Loan and Security Agreement dated
                 February 22, 1997, between the Company and Fremont Financial Corporation.
                 Incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q for
                 the period ended March 1, 1997.

         10.37   Fourth Amendment to Consolidated and Restated Loan and Security Agreement dated June
                 25, 1997, between the Company and Fremont Financial Corporation.  Incorporated by
                 reference to Exhibit 10.36 of the Quarterly Report on Form 10-Q for the period ended
                 May 31, 1997.

         *10.38  Employment Agreement between the Company and Richard Howard dated November 26, 1997.

          16     Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K.  Incorporated by reference to Exhibit 16 of the
                 Current Report on Form 8-K dated July 22, 1997.

          18     Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995.  Incorporated by reference to Exhibit 18 of the
                 Annual Report on Form 10-K for the year ended August 31, 1995.

         *23.1   Consent by Coopers and Lybrand L.L.P. for Fiscal 1997.

         *23.2   Consent by KPMG Peat Marwick LLP for Fiscal 1996 and Fiscal 1995.

         *27     Financial Data Schedule.

-----------------------
*       Filed herewith.