Form 10-Q
period 1997-11-29
TRISTAR CORP
filed 1998-01-20
CIK 737203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended NOVEMBER 29, 1997
          -OR-
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        13-3129318
  ------------------------------                          ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


          12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (210) 402-2200
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X        No
                         ---------        ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               ON JANUARY 2, 1998, THERE WERE OUTSTANDING 16,750,678 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -- November 29, 1997 and August 30, 1997            3

          Consolidated statements of operations -- thirteen week periods
               ended November 29, 1997 and November 30, 1996, respectively                5

          Consolidated statements of cash flows -- thirteen week periods ended
               November 29, 1997 and November 30, 1996, respectively                      6

          Notes to consolidated financial statements -- November 29, 1997                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              17

Item 2.   Changes in Securities                                                          17

Item 3.   Defaults Upon Senior Securities                                                17

Item 4.   Submission of Matters to a Vote of Security Holders                            17

Item 5.   Other Information                                                              17

Item 6.   Exhibits and Reports on Form 8-K                                               17


SIGNATURES                                                                               18

Index to Exhibits                                                                        19


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                    November 29
                                                                                       1997            August 30,
                              ASSETS                                                (unaudited)           1997*
                                                                                   ------------       -----------
Current assets:
  Cash                                                                             $    469,000      $    492,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,207,000 and $1,052,000, respectively                                       20,539,000        15,267,000
  Accounts receivable - related parties - net                                         1,856,000         1,820,000
  Inventories                                                                        12,923,000        13,560,000
  Prepaid Expenses                                                                      893,000           632,000
                                                                                   ------------      ------------
    Total current assets                                                             36,680,000        31,771,000
                                                                                   ------------      ------------
Property, plant and equipment, less accumulated depreciation
    of $7,546,000 and $7,101,000                                                      8,426,000         8,094,000
                                                                                   ------------      ------------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,780,000 and $1,769,000, respectively                                          309,000           320,000
  Other assets                                                                          348,000           236,000
                                                                                   ------------      ------------
    Total other assets                                                                  657,000           556,000
                                                                                   ------------      ------------
Total assets                                                                       $ 45,763,000      $ 40,421,000
                                                                                   ============      ============



* Prepared from audited financial statements for the year ended August 30, 1997.

See notes to unaudited consolidated financial statements.

                     TRISTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                                                                        November 29,
                                                                            1997                     August 30,
          LIABILITIES AND SHAREHOLDERS' EQUITY                          (unaudited)                    1997*
                                                                    --------------------         -----------------
Current liabilities:
      Revolving credit agreement borrowings, current                $         12,196,000         $       9,732,000
      Accounts payable-trade                                                  10,225,000                 8,139.000
      Accounts payable-related parties-net                                     3,635,000                 4,463,000
      Accrued bonuses                                                            215,000                   257,000
      Accrued Interest expense-subordinated debt                               1,654,000                 1,582,000
      Other accrued expenses                                                   1,206,000                 1,384,000
      Income taxes payable                                                        50,000                    11,000
      Current portion of capital lease obligations                               126,000                    42,000
      Current portion of long-term obligations                                     --                       28,000
                                                                    --------------------         -----------------
       Total current liabilities                                              29,307,000                25,638,000

      Revolving credit agreement borrowings, noncurrent                          435,000                   473,000
      Long-term debt, less current portion                                     2,342,000                 2,474,000
      Obligations under capital leases, less current portion                     168,000                    37,000
      Subordinated long term debt - related parties                            4,500,000                 4,500,000
                                                                    --------------------         -----------------
       Total liabilities                                                      36,752,000                33,122,000
                                                                    --------------------         -----------------
      Commitments and contingencies

      Shareholders' equity (deficit):
       Preferred stock $.05 par value; authorized 1,000,000 shares;
        Series A, 668,529 shares issued and outstanding                        4,666,000                 4,666,000
        Series B, 120,690 shares issued and outstanding                        4,511,000                 4,511,000
       Common stock, $.01 par value; authorized 30,000,000 shares;
        Issued and outstanding 16,749,569 shares and
        16,729,074 shares, respectively                                          168,000                   168,000
       Additional paid-in-capital                                             10,707,000                10,588,000
       Accumulated deficit                                                   (11,041,000)              (12,612,000)
                                                                    --------------------         -----------------
        Total shareholders' equity (deficit)                                   9,011,000                 7,299,000
                                                                    --------------------         -----------------
       Total liabilities and shareholders' equity                   $         45,763,000         $      40,421,000
                                                                    ====================         =================


*  Prepared from audited financial statements for the year ended
August 30, 1997.

See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                 Thirteen Weeks Ended
                                             November 29,      November 30,
                                                1997              1996
                                             ------------      ------------
Net sales                                    $ 20,365,000      $ 17,489,000

Cost of sales                                  14,927,000        12,262,000
                                             ------------      ------------

Gross profit                                    5,938,000         5,227,000

Selling, general and administrative expenses    3,748,000         3,768,000
                                             ------------      ------------

Income from operations                          2,190,000         1,459,000

Other income (expense):
   Interest expense                              (474,000)         (604,000)
   Other expense                                  (95,000)          (39,000)
                                             ------------      ------------

Income before provision for income taxes        1,621,000           816,000

Provision for income taxes                         50,000            30,000
                                             ------------      ------------

Net income                                   $  1,571,000      $    786,000

Less:
   Preferred stock dividends                      (61,000)             --
                                             ------------      ------------
Net income applicable to common stock        $  1,510,000      $    786,000
                                             ============      ============

Earnings per common share:
Net income applicable to common stock        $        .06      $        .04
                                             ============      ============

   Weighted average common and common
    equivalent shares outstanding              18,952,251        17,497,919
                                             ============      ============


See notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   Thirteen Weeks Ended
                                                             November 29,       November 30,
                                                                 1997               1996
                                                             ------------       ------------
Cash flows from (used in) operating activities
     Net income                                              $  1,571,000       $    786,000
     Adjustments to reconcile net income to
          net cash used in operating activities:
          Depreciation and amortization                           445,000            441,000
          Provision for losses on accounts receivable             156,000            282,000
          Provision for inventory allowances                      128,000            136,000
          Issuance of stock in connection with 401K plan              --              10,000
          Amortization of warrant valuations                       11,000             20,000
          Change in operating assets and liabilities:
               Accounts receivable                             (5,524,000)        (4,863,000)
               Inventories                                        569,000             10,000
               Prepaid expenses                                  (261,000)          (101,000)
               Income taxes payable                                39,000            (56,000)
               Accounts payable                                 1,258,000            809,000
               Accrued expenses                                  (148,000)           379,000
                                                             ------------       ------------
          Net cash used in operating activities                (1,756,000)        (2,147,000)
                                                             ------------       ------------
Cash flows (used in) from investing activities:
     Capital expenditures                                        (527,000)          (193,000)
     Increase in other assets                                    (112,000)            (8,000)
                                                             ------------       ------------
          Net cash used in investing activities                  (639,000)          (201,000)
                                                             ------------       ------------
Cash flows from (used in) financing activities:
     Net increase in revolving credit agreement
       borrowings                                               2,426,000          2,466,000
     Principal payments under debt obligations                   (195,000)          (169,000)
     Proceeds from exercise of stock options                      141,000            120,000
                                                             ------------       ------------
          Net cash provided by financing activities             2,372,000          2,417,000
                                                             ------------       ------------
Net (decrease) increase in cash                                   (23,000)            69,000
Cash at beginning of period                                       492,000            233,000
                                                             ------------       ------------
Cash at end of period                                        $    469,000       $    302,000
                                                             ============       ============


See notes to unaudited consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                November 29, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 29, 1997, are not necessarily indicative of the results that may be expected for the year ending August 29, 1998.

Note 2:  Net income per share

The computation of primary earnings per share is based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents consisting of stock options, warrants and the Series A cumulative convertible preferred stock. Earnings per common share have been adjusted for dividend requirements on the Series B preferred stock as described in Note 7. Fully diluted earnings per share is not less than the primary earnings (loss) per share for the thirteen week periods ended November 29, 1997, and November 30, 1996, respectively. Cumulative preferred stock dividends in arrears at November 29, 1997, totalled approximately $370,000.

Note 3:  Inventories

Inventory is stated at the lower of cost or market.

     -----------------------------------------------------------------
                                    November 29,          August 30,
                                       1997                 1997
     -----------------------------------------------------------------
     Raw materials           $        5,788,000   $       6,105,000
     Work-in-process                  2,063,000           2,101,000
     Finished goods                   7,469,000           7,684,000
                                ----------------     ---------------

                                     15,320,000          15,890,000
     Inventory allowances            (2,397,000 )        (2,330,000 )
                                ----------------     ---------------

                             $       12,923,000   $      13,560,000
                             ==================   =================
     -----------------------------------------------------------------

Note 4:  Short-term Borrowing

The Company had at November 29, 1997 a revolving credit agreement which provided for $15,500,000 of maximum borrowings at the prime rate (8.5%) plus two percentage points per annum, with additional fees approximating a percentage point per annum. Borrowing capability is based on eligible domestic and foreign accounts receivable, and on eligible finished goods and manufacturing inventories, within limits established under the agreement.

This facility is secured by substantially all of the assets of the Company. The agreement contains material adverse change provisions, as well as certain restrictions and conditions among which are limitations on cash dividends, capital expenditures, maximum levels of accounts receivable from related parties, and repayments of a prior financing arrangement with a related party.

Remaining availability under the line as of November 29, 1997 was $824,000, based on the borrowing formulas.

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Bank Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

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

The Company used the initial borrowings under the Credit Agreement, which included $3,400,000 of borrowings under the Term Loan, to repay amounts outstanding under the $15,500,000 credit agreement and the related term loan. Accordingly, an amount of revolving credit agreement and term loan borrowings outstanding at November 29, 1997 equal to the portion of the borrowings under the New Term Loan which will be repaid subsequent to November 28, 1998 has been classified as noncurrent in the accompanying consolidated balance sheet.

Borrowings under the Credit Agreement are secured by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, assets sales and dividends.

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

         Proceeds of an Executive Liability and Indemnification Policy

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $0.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company will make payments totaling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States district Court for the District of South Carolina have been dismissed. The $175,000 settlement is reflected as an accrual in the accompanying financial statements.

         Internal Revenue Service Examination

In February 1997, the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, it will be required to pay taxes from prior years and related interest thereon exceeding $1,500,000, and it will lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probably that the IRS will prevail in this matter.

         Other

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

Note 6:  Related Party Transactions:

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 78% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Core Sheth Families. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at November 29, 1997 and August 30, 1997.

-----------------------------------------------------------------------------
                                           November 29,       August 30,
                                               1997              1997
                                          -----------------------------------
Accounts Receivable:
Total accounts receivable-related parties $     2,070,000        2,267,000

Offset amount                                    (214,000)        (447,000)
                                          ===================================
Net related parties receivables           $     1,856,000        1,820,000
                                          ===================================

Accounts Payable:
Total accounts payable-related parties    $     3,849,000        4,910,000

Offset amount                                    (214,000)       (447,000)
                                          ===================================
Net related parties payables              $     3,635,000        4,463,000
                                          ===================================
-----------------------------------------------------------------------------


The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the thirteen week period ended November 29, 1997, and for the respective period in fiscal 1996, the Company purchased approximately $1,073,000 and $1,618,000, respectively.

During the thirteen week period ended November 29, 1997, and for the respective period in fiscal 1996, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $1,041,000 and $1,137,000, respectively.

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

Results of operations for the thirteen weeks ended November 29, 1997.

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

For the thirteen week period ended November 29, 1997 the Company recorded net income of $1,571,000 compared to a net income of $786,000 for the thirteen week period ended November 30, 1996. After giving effect to the preferred stock dividends described in Note 2 to the Notes to the Consolidated Financial Statements, the Company recorded a net income applicable to common stock of $1,510,000 or $0.08 per share. For the same period of fiscal 1997, the Company recorded net income of $786,000 or $0.04 per share.

Net Sales
Net sales of $20,865,000 for the thirteen weeks ended November 29, 1997, were 19% greater than the net sales of $17,489,000 for the thirteen weeks ended November 30, 1996. The increase over the prior fiscal period can be primarily attributed to growth in sales in the U.S. wholesale and Latin America markets as a result of the success of the Royal Selections fragrance line, which was introduced in September 1996.

Net sales - channels of distribution
The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America.

For the thirteen week period ended November 29, 1997, the Company experienced a growth in the U.S. wholesale and Latin America markets while experiencing a slight decline in the combined chain, specialty chain and mass merchandising channels when compared to fiscal 1997. The growth in the U.S. wholesale and Latin America channels is indicative of the success of the new Royal Selections fragrance line introduced in September 1996. The competitive, both in price and presentation, Royal Selections line, designed for the wholesale and Latin America markets, has received significant acceptance in those markets to the extent that the Company was at times unable to completely satisfy the demand for specific fragrances in that product line. The Company is continuing in its efforts to equalize availability and demand. The Company continues to devote resources to all channels of distribution in the U.S. and Latin America with programs including, but not limited to, promotions and limited advertising. In certain Latin America markets, economic and political conditions continue to restrict growth.

Net sales - related parties
In the first thirteen week period of fiscal 1997 sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $1,041,000 as compared to $1,137,000 for the comparable period ended November 30, 1996.

Net sales - products purchased from related parties
Of the net sales in the first thirteen weeks of fiscal 1998, approximately 5%, or $1,113,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1997, comparable numbers were 10%, or $1,814,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 6% and 7% of cost of sales in the same periods of fiscal 1998 and 1997, respectively.

Gross profit
The Company's gross profit for the thirteen week periods ended November 29, 1997 and November 30, 1996 was $5,938,000, or 29% of sales and $5,227,000 or 30% of sales, respectively. The slight decline in gross profit in fiscal 1998 in comparison to fiscal 1997 was primarily due to manufacturing variances.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") for the thirteen week periods ended November 29, 1997 decreased to $3,748,000 or 18% of sales from $3,768,000 or 22% of sales for the like fiscal 1997 period ended November
30, 1996. The total amount of these costs in the thirteen weeks of fiscal 1998 were comparable to the same period of fiscal 1997 due primarily to the Company's continued efforts to control expenses.

Non operating income or expense
Interest expense decreased when comparing the thirteen week period of fiscal 1998 to the same period of fiscal 1997 as a result of the conversion of interest bearing subordinated debt into preferred stock. See Note 7 of the Notes to the Consolidated Financial Statements.

Potential adverse affects on results of operations for future periods

The results for the remainder of fiscal 1998 could be adversely affected by each or all of the following factors:

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

Operating Activities
Operations in the thirteen week period ended November 29, 1997, utilized $1,756,000 in cash primarily due to increased trade accounts receivable. Offsetting the usages were net income adjusted for non cash items, and increases in accounts payable.

Accounts receivable grew primarily as a result of increased sales, varying extended financing terms given to customers and extended terms given to foreign customers in order to develop those markets. Accounts payable increased as the Company delayed payments to certain vendors and increased its purchases of inventory and expanded manufacturing capability.

Investing Activities
Capital expenditures during the thirteen week period were $527,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1998 are expected to exceed the fiscal 1997 level with the major portion being devoted to manufacturing equipment.

Financing Activities
During the thirteen week period ended November 29, 1997, revolving credit agreement borrowings increased $2,426,000 to $12,631,000. Remaining availability based on the borrowing formulas as of November 30, 1997, was $824,000.

The Company had at November 29, 1997, a revolving credit agreement, amended as of July 7, 1995, October 1, 1996, February 22, 1997, June 25, 1997, September 5, 1997 and November 21, 1997, which provided for $15,500,000 of maximum borrowings at the prime rate (8.5% at August 30, 1997) plus two percentage points per annum, with additional fees approximating one percentage point per annum. Borrowings under this credit agreement were limited to 75% of eligible domestic accounts receivable, 60% of eligible foreign accounts receivable, 100% of eligible related party receivables secured by letters of credit, 50% of eligible finished goods inventories, and 40% of eligible manufacturing inventories.

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

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

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

The Company believes the new lines of credit, together with cash generated by operations and the continued ability to delay payments to related party vendors as required will provide sufficient cash to meet the cash requirements of the Company for fiscal
1998.

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

As of November 29, 1997, the Company's financial statements reflect accrued interest of $1,087,000 due on the above related party debt including the delinquent amounts due on debt converted to preferred stock.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

10.1 Loan and Security Agreement dated December 19, 1997, between the Company and Bank of New York Financial Credit Corporation with Special provisions Rider.

27             Financial Data Schedule.

         b)    Reports on Form 8-K

                  None.

SIGNAUTRES

Pursuant to the requirements of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISTAR CORPORTION
                                      (Registrant)


Date:   January 20, 1998           /s/ VIREN S. SHETH
       ------------------------    --------------------------
                                   Viren S. Sheth
                                   President and Chief Executive Officer
                                   (Principal and Executive Officer)

Date:   January 20, 1998           /s/ ROBERT M. VIOLA
       ------------------------    --------------------------
                                   Robert M. Viola
                                   Vice-President and Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number         Description
10.1           Loan and Security  Agreement  dated December 19, 1997,  between the Company and Bank of New York Financial  Credit Corporation
               with Special provisions Rider.

27             Financial Data Schedule.