Form 10-Q
period 1998-02-28
TRISTAR CORP
filed 1998-04-14
CIK 737203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:      FEBRUARY 28, 1998
                                           --------------------------
                                      -OR-

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                13-3129318
 -------------------------------                             ------------------
 (State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                              Identification No.)


         12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS    78216
--------------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

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

          ON APRIL 6, 1998, THERE WERE OUTSTANDING 16,751,947 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                 ------
Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--February 28, 1998 and August 30, 1997                        3

          Consolidated statements of operations--thirteen and twenty-six week periods ended February 28, 1998 and March 1, 1997,
                    respectively                                                                    5

          Consolidated statements of cash flows--twenty-six week periods ended
                    February 28, 1998 and March 1, 1997, respectively                               6

          Notes to consolidated financial statements--February 28, 1998                             7


Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        19

Item 2.   Changes in Securities                                                                    19

Item 3.   Defaults Upon Senior Securities                                                          19

Item 4.   Submission of Matters to a Vote of Security Holders                                      19

Item 5.   Other Information                                                                        19

Item 6.   Exhibits and Reports on Form 8-K                                                         20


SIGNATURES                                                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    FEBRUARY 28,
                                                                       1998             August 30,
                                    ASSETS                          (UNAUDITED)            1997*
                                                                   -------------       -------------
Current assets:
  Cash                                                             $     358,000       $     492,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,423,000 and $ 1,052,000, respectively                       15,677,000          15,267,000
  Accounts receivable - related parties - net                          2,458,000           1,820,000
  Inventories                                                         16,168,000          13,560,000
  Prepaid expenses                                                       695,000             632,000
                                                                   -------------       -------------

    Total current assets                                              35,356,000          31,771,000
                                                                   -------------       -------------

Property, plant and equipment, less accumulated depreciation
  of $8,005,000  and $7,101,000                                        8,339,000           8,094,000
                                                                   -------------       -------------

Other assets:
  Warrant valuation, less accumulated amortization
    of $1,791,000 and $1,769,000, respectively                           299,000             320,000
  Other assets                                                           939,000             236,000
                                                                   -------------       -------------
    Total other assets                                                 1,238,000             556,000
                                                                   -------------       -------------

Total assets                                                       $  44,933,000       $  40,421,000
                                                                   =============       =============


* Prepared from audited financial statements for the year ended August 30, 1997.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                       FEBRUARY 28,
                                                                            1998               August 30,
                     LIABILITIES AND SHAREHOLDERS' EQUITY               (UNAUDITED)              1997 *
                                                                      --------------        --------------
Current liabilities:
  Book overdraft                                                      $      876,000        $           --
  Revolving credit agreement borrowings, current                           9,682,000             9,732,000
  Accounts payable--trade                                                 10,170,000             8,139,000
  Accounts payable--related parties - net                                  5,140,000             4,463,000
  Accrued  bonuses                                                            43,000               257,000
  Accrued interest expense-subordinated debt                               1,731,000             1,582,000
  Other accrued expenses                                                   1,399,000             1,384,000
  Income taxes payable                                                            --                11,000
  Current portion of capital lease obligations                               149,000                42,000
  Current portion of long-term obligations                                   774,000                28,000
                                                                      --------------        --------------

    Total current liabilities                                             29,964,000            25,638,000

Revolving credit agreement borrowings, noncurrent                                 --               473,000
Long-term debt, less current portion                                       1,490,000             2,474,000
Obligations under capital leases, less current portion                       120,000                37,000
Subordinated long term debt - related parties                              4,500,000             4,500,000
                                                                      --------------        --------------

   Total liabilities                                                      36,074,000            33,122,000
                                                                      --------------        --------------

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 666,529 shares issued and outstanding                        4,666,000             4,666,000
    Series B, 120,690 shares issued and outstanding                        4,511,000             4,511,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,751,947 shares and
    16,729,074 shares, respectively                                          168,000               168,000
  Additional paid-in-capital                                              10,808,000            10,566,000
  Accumulated deficit                                                    (11,294,000)          (12,612,000)
                                                                      --------------        --------------

    Total shareholders' equity                                             8,859,000             7,299,000
                                                                      --------------        --------------

Total liabilities and shareholders' equity                            $   44,933,000        $   40,421,000
                                                                      ==============        ==============





* Prepared from audited financial statements for the year ended August 30, 1997.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                                       FEBRUARY 28,           MARCH 1,           FEBRUARY 28,           MARCH 1,
                                                          1998                  1997                1998                 1997
                                                      -------------        -------------        -------------        -------------
Net sales                                             $  14,843,000        $  15,577,000        $  35,708,000        $  33,066,000

Cost of sales                                             9,965,000           11,229,000           24,892,000           23,491,000
                                                      -------------        -------------        -------------        -------------

Gross profit                                              4,878,000            4,348,000           10,816,000            9,575,000

Selling, general and administrative expenses              4,310,000            4,070,000            8,274,000            7,838,000
                                                      -------------        -------------        -------------        -------------

Income from operations                                      568,000              278,000            2,542,000            1,737,000

Other income (expense):
    Interest expense                                       (496,000)            (506,000)            (970,000)          (1,110,000)
    Other expense                                          (104,000)             (96,000)            (199,000)            (135,000)
                                                      -------------        -------------        -------------        -------------

Income (loss) before provision for income taxes             (32,000)            (324,000)           1,373,000              492,000

Provision for income taxes                                    5,000               20,000               55,000               50,000
                                                      -------------        -------------        -------------        -------------

Net income (loss)                                     $     (37,000)       $    (344,000)       $   1,318,000        $     442,000
                                                      -------------        -------------        -------------        -------------

Less:
    Preferred stock dividends                              (113,000)             (29,000)            (226,000)             (29,000)
    Effect of beneficial conversion feature                      --           (1,011,000)                  --           (1,011,000)
    Warrant valuation adjustment                                                (270,000)
                                                      =============        =============        =============        =============
Net income (loss) applicable to common stock          $    (150,000)       $  (1,654,000)       $   1,092,000        $    (598,000)
                                                      =============        =============        =============        =============

Earnings per common share:

    Basic                                             $        (.01)       $        (.10)       $         .07        $        (.04)
                                                      =============        =============        =============        =============

    Diluted                                           $        (.01)       $        (.10)       $         .06        $        (.04)
                                                      =============        =============        =============        =============







SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      TWENTY-SIX WEEKS ENDED
                                                                 FEBRUARY 28,          March 1,
                                                                    1998                1997
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $  1,318,000        $    442,000
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation and amortization                                  904,000             892,000
       Provision for losses on accounts receivable                    301,000             493,000
       Provision for inventory allowances                             322,000             276,000
       Issuance of stock in connection with 401K plan                  25,000              10,000
       Amortization of warrant valuations                              21,000              41,000
       Amortization of deferred loan costs                             42,000                  --
       Compensation expense for extension of stock options            217,000                  --
       Change in operating assets and liabilities:
          Accounts receivable                                      (1,349,000)         (3,307,000)
          Inventories                                              (2,930,000)         (1,479,000)
          Prepaid expenses                                            (63,000)           (540,000)
          Income taxes payable                                        (11,000)            (75,000)
          Accounts payable                                          2,708,000           2,104,000
          Accrued expenses                                            (50,000)            353,000
                                                                 ------------        ------------
       Net cash provided by (used in) operating activities          1,455,000            (790,000)
                                                                 ------------        ------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                             (899,000)           (345,000)
    Increase in other assets                                          (13,000)            (95,000)
                                                                 ------------        ------------
       Net cash used in investing activities                         (912,000)           (440,000)
                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Book overdraft                                                    876,000                  --
    Net repayment of old revolving credit facility                (10,205,000)                 --
    Net borrowings under new revolving credit facility              9,682,000                  --
    Net borrowings under old revolving credit facility                     --           1,334,000
    Proceeds from long-term debt                                    2,385,000              29,000
    Principal payments under new long-term debt                      (121,000)                 --
    Principal payments on capital leases                              (60,000)            (10,000)
    Repayment of old long-term debt                                (2,502,000)           (336,000)
    Proceeds from exercise of stock options                                --             129,000
    Deferred loan costs                                              (732,000)                 --
                                                                 ------------        ------------
       Net cash provided by (used in) financing activities           (677,000)          1,146,000
                                                                 ------------        ------------
NET (DECREASE) INCREASE IN CASH                                      (134,000)            (84,000)
CASH AT BEGINNING OF PERIOD                                           492,000             233,000
                                                                 ------------        ------------
CASH AT END OF PERIOD                                            $    358,000        $    149,000
                                                                 ============        ============





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ending August 29, 1998.


NOTE 2: EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings per Share," in February 1998. This statement, which replaces APB Opinion No. 15, "Earnings per Share," establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

Basic EPS is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders, as adjusted for the assumed conversion of preferred stock, if applicable, by the sum of the weighted-average number of common shares outstanding, and the number of additional common shares that would have been outstanding if dilutive options, warrants and convertible preferred stock had been exercised or converted. All prior-period EPS amounts presented have been restated to conform to the provisions of SFAS No. 128.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, is presented below:

                                                                  THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                             FEBRUARY 28,         MARCH 1,           FEBRUARY 28,         MARCH 1,
                                                                 1998               1997                1998               1997
                                                             ------------       ------------        ------------       ------------
Basic EPS:

     Net income (loss) applicable to common stock                (150,000)        (1,654,000)          1,092,000           (598,000)


     Weighted-average number of common shares outstanding      16,730,197         16,712,681          16,744,829         16,695,007
                                                             ------------       ------------        ------------       ------------

Basic EPS:                                                   $       (.01)      $       (.10)       $        .07       $       (.04)
                                                             ============       ============        ============       ============


Diluted EPS (1)

     Net income applicable to common stock                             --                 --           1,092,000                 --

     Weighted-average number of common shares outstanding              --                 --          16,744,829                 --

     Add effects of assumed exercise of options and warrants

        Exercise of stock options                                      --                 --             266,754                 --

        Exercise of warrants                                           --                 --           1,275,783                 --

                                                             ------------       ------------        ------------       ------------
        Weighted average number of common shares outstanding
        plus shares from assumed exercise of options and
        warrants                                                       --                 --          18,287,366                 --
                                                             ------------       ------------        ------------       ------------

Diluted EPS                                                  $         --       $         --        $        .06       $         --
                                                             ============       ============        ============       ============


1. Dilutive EPS equals basic EPS for the thirteen week periods ended February 28, 1998 and March 1, 1997 and the twenty-six week period ended March 1, 1997 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect. The assumed conversion of convertible preferred stock would also have an anti-dilutive effect for the twenty-six week period ended February 28,1998.

NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market.

==============================================================
                           February 28,          August 30,
                              1998                 1997
--------------------------------------------------------------
Raw materials           $        5,298,000   $       6,105,000

Work-in-process                  2,541,000           2,101,000

Finished goods                  11,071,000           7,684,000
                        ------------------   -----------------



                                18,910,000          15,890,000

Inventory reserves              (2,742,000)         (2,330,000)
                        ------------------   -----------------


                        $       16,168,000   $      13,560,000
                        ==================   =================
==============================================================

NOTE 4:  CREDIT AGREEMENT BORROWINGS

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility ("Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Bank Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit.) Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Eligible Inventory, as defined. Unused Line fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

Remaining availability under the line as of February 28, 1998 approximated $200,000, based on the borrowing formulas.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Term Loan will equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2000. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after cash is advanced in an amount based on a five year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2000.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net

Worth, Minimum EBITDA, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, assets sales and dividends.


NOTE 5:  LITIGATION AND CONTINGENCIES

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and sought indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Core Sheth Families' holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995, the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

         PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company has and will make payments totaling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed.

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

NOTE 6:  RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth families who beneficially own 78% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Core Sheth Families. The payables and receivables balances are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at February 28, 1998 and August 30, 1997.

===============================================================================
                                                 FEBRUARY 28,        August 30,
                                                    1998                1997
                                                 ------------------------------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties        $ 2,742,000        $ 2,267,000



Offset amount                                       (284,000)          (447,000)
                                                 ------------------------------

Net related parties receivables                  $ 2,458,000        $ 1,820,000
                                                 ==============================



ACCOUNTS PAYABLE:

Total accounts payable-related parties           $ 5,424,000        $ 4,910,000


Offset amount                                       (284,000)          (447,000)
                                                 ------------------------------

Net related parties payables                     $ 5,140,000        $ 4,463,000
                                                 ==============================
===============================================================================

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the twenty-six week period ended February 28, 1998, and for the respective period in fiscal 1997, the Company purchased approximately $2,148,000 and $3,162,000, respectively.

During the twenty-six week period ended February 28, 1998, and for the respective period in fiscal 1997, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $2,131,000 and $1,841,000, respectively.

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


NOTE 8:  RESTATEMENT OF FIRST QUARTER NET INCOME

Net income for the thirteen months ended November 29, 1997 has been restated to reflect additional compensation expense of approximately $217,000, or $.01 per share related to extending the term of certain stock options for a former employee during such period.


NOTE 9:  NON CASH FINANCING AND INVESTING ACTIVITIES

Excluded from the Consolidated Statement of Cash Flows for the twenty-six weeks ended February 28, 1998 is a non-cash increase in capital expenditures and capital leases of approximately $250,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997.

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe," "continue,"" estimate," "expect," "intend," "may,", "plan," "predict," "should," "will," and similar expressions, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this document are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in other of the Company's filings with the Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

For the thirteen week period ended February 28, 1998 the Company recorded a net loss of $37,000 compared to a net loss of $344,000 for the thirteen week period ended March 1, 1997. The February 28, 1998 period ending results were favorably impacted by the reversal of a $166,000 bonus accrual which management determined was no longer necessary based upon the finalization of actual bonus payments for fiscal year ended August 30, 1997. After giving effect to the preferred stock dividends, the Company recorded a net loss applicable to common shares of $150,000 or $.01 per share. For the same period of fiscal 1997, the Company recorded a net loss applicable to common shares of $1,654,000 or $.10 per share.

Net income for the thirteen week period ended November 29, 1997 has been restated to reflect additional compensation expense of approximately $217,000, or $.01 per share related to extending the term of certain stock options for a former employee during such period.

For the twenty-six week period ended February 28,1998 the Company recorded net income of $1,318,000 compared to net income of $442,000 for the comparable period in 1997. Net income applicable to common shares after giving effect to preferred stock dividends was $1,092,000 or $.07 per basic share and $.06 per diluted share for the twenty-six week period compared to a net loss applicable to common shares of $598,000 or $(.04) per share for the same period in 1997.

NET SALES

Net sales were $14,843,000 for the thirteen week period ended February 28, 1998, a decrease of 5% versus net sales of $15,557,000 for the same period in 1997. For the twenty-six week period ended February 28, 1998, net sales were $35,708,000, an increase of 8% over the twenty-six week period ended March 1,1997 net sales of $33,066,000. The decline in the thirteen week period ended February 28,1998 is related mainly to reduced sales in the U.S. wholesale channel of distribution. The increase experienced in the twenty-six week period ended February 28,1998 over the prior period is primarily related to sales growth in the U.S. wholesale and Latin American markets as a result of the continued market growth of the Royal Selections fragrance line.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America. For the thirteen week period ended February 28,1998, the Company experienced a slight decline in the U.S. wholesale and combined chain, specialty chain and mass merchandising channels, offset somewhat by growth in Latin America. Continued market expansion of the Royal Selections fragrance line in both the U.S. wholesale and Latin America markets was offset entirely by decreased sales in the Euro Collections and the Apple pencil lines in the U.S. wholesale market coupled with decreased sales in Designer Collection Alternatives in the retail, mass merchandiser and chain store channels of distribution. For the twenty-six week period ended February 28,1998, the Company experienced growth in the U.S. wholesale and Latin America channels while experiencing a decline in the combined chain, specialty chain and mass merchandising channels when compared to the comparable period in 1997. The competitive, both in price and presentation, Royal Selections line, designed for the wholesale and Latin America markets, has received significant acceptance in those markets to the extent that the Company was at times unable to completely satisfy the demand for specific fragrances in that product line. The Company is continuing in its efforts to equalize availability and demand. The Company continues to devote resources to all channels of distribution in the U.S. and Latin America with programs including, but not limited to, promotions and limited advertising. In certain Latin America markets, economic and political conditions continue to restrict growth.

NET SALES - RELATED PARTIES

In the thirteen week and twenty-six week period ended February 28, 1998, sales to affiliates of the Core Sheth Families, the Company's major stockholder, were $1,089,000 and $2,131,000, respectively, compared with $1,137,000 and $1,841,000 for the same period in 1997.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES

Of the net sales in the twenty-six week period of fiscal 1998, approximately 4%, or $1,407,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1997, comparable numbers were 9%, or $2,988,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 7% and 4% of cost of sales in the same periods of fiscal 1998 and 1997, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended February 28,1998 and March 1, 1997 was $4,878,000 or 33% of sales and $4,348,000 or 28% of sales, respectively. Gross profit for the twenty-six week periods ended February 28,1998 and March 1,1997 was $10,816,000, or 30% of sales and $9,575,000, or 29%
of sales, respectively. The improvement in gross profit in fiscal 1998 in comparison to fiscal 1997 was primarily due to enhanced profit margins relating to a price increase in the Royal Selections fragrance line and improved manufacturing variances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen and twenty-six week periods ended February 28,1998 increased 6% in both periods to $4,310,000 and $8,274,000, respectively, from $4,070,000 and $7,838,000, respectively. The increase over the prior fiscal year is primarily due to higher salaries for new employees, travel incurred in connection with obtaining the new bank facility, increased monthly fees associated with the new bank facility, and the compensation expense relating to extending the term of certain stock options for a former employee. See Note 8 of the Notes to the Consolidated Financial Statements.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased slightly when comparing the thirteen and twenty-six week periods of fiscal 1998 to the comparable periods of fiscal 1997 as a result of the conversion of interest bearing subordinated debt into preferred stock. See Note 7 of the Notes to the Consolidated Financial Statements. Other expense was higher in both the thirteen and twenty-six week periods ended February 28,1998 as compared with the same periods in fiscal 1997 due mainly to an increase in foreign exchange losses.

POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The Company's business, financial condition and results of operations could be adversely affected by each or all of the following factors:

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

4. New and Developing Markets. The Company continues in its attempts to develop and expand sales in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors or that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions, high levels of taxes on imports, and restrictions on currency transactions, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

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

Operating Activities

Operations in the twenty-six week period ended February 28, 1998, provided $1,455,000 in cash primarily due to net income adjusted for non-cash items and increases in accounts payable. Offsetting this somewhat were increases in trade accounts receivable and inventories

Accounts receivable grew primarily as a result of increased sales and varying extended financing terms given to customers. Inventory increased to support anticipated sales growth. Accounts payable increased as the Company extended payments to certain vendors and increased its purchases of inventory to support the anticipated growth in sales.

Investing Activities

Capital expenditures during the twenty-six week period were $899,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1998 are expected to exceed the fiscal 1997 level with the major portion being devoted to manufacturing equipment.

Financing Activities

During the twenty-six week period ended February 28,1998, the Company repaid approximately $12,707,000 for the pay off of the old revolving credit facility and long-term debt, borrowed $12,067,000 under the new revolving credit facility and long-term debt, and paid $732,000 in loan costs and $131,000 in payments of long-term debt and capital leases. Additionally the Company was in a book overdraft position as of February 28, 1998. Remaining availability based on the borrowing formulas as of February 28,1998 approximated $200,000.

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit.) Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Eligible Inventory, as defined. Unused Line fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.

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

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Core Sheth Families affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the commercial lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's Series A convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments of $567,000 on the converted debt.

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1996 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8.0 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The remaining debt bears interest at rates of 6.36% to 8.23% per annum. Repayments on the remaining $4.5 million debt will begin in the year 2001. As of February 28, 1998, the Company's financial statements reflect accrued interest of $1,164,000 due on this related party debt including the delinquent amounts due on debt converted to preferred stock.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common or Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Proceeds of an Executive Liability and Indemnification Policy

         In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Keener ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company has and will make payments totaling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a)   The Annual Meeting of Stockholders was held on February 12, 1998.

         b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

              Richard P. Rifenburgh                           Aaron Zutler
              Robert R. Sparacino                             Jay J. Sheth
              Viren Sheth                                     B.J. Harid

         c) (1)The director's in b) above were elected by the following votes:

                  NAME                      NUMBER OF VOTES FOR        NUMBER OF VOTES WITHHELD
                  ----                      -------------------        ------------------------
                  Richard P. Rifenburgh              16,679,556                 6,060
                  Robert R. Sparacino                16,679,556                 6,060
                  Viren S. Sheth                     16,677,556                 8,060
                  Aaron Zutler                       16,679,556                 6,060
                  Jay J. Sheth                       16,677,556                 8,060
                  B.J. Harid                         16,679,556                 6,060

              (2) With respect to a proposal to approve the adoption of the
                  Company's 1997 Long Term Incentive Option Plan (the "Plan") 14,190,332 shares voted for the Plan, 768,391 shares voted against the Plan, and 3,652 shares abstained from voting.

              (3) Of the 16,685,616 number shares voting at the meeting,
                  16,660,316 shares voted for the ratification of the appointment of the firm Coopers & Lybrand L.L.P. as the Company's independent public accountants for fiscal 1998. The number of shares that voted against the ratification was 23,200 and the holders of 2,100 shares abstained from voting.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    EXHIBITS

27.1           Financial Data Schedule.
27.2           Restated Financial Data Schedule.

         b)        REPORTS ON FORM 8-K

                  None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISTAR CORPORATION
                                       (Registrant)



Date: April 14, 1998               /s/ Viren S. Sheth
      ---------------              ----------------------------------------
                                   VIREN S. SHETH
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: April 14, 1998               /s/ Robert M. Viola
      ---------------              ----------------------------------------
                                   ROBERT M. VIOLA
                                   Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.            DESCRIPTION
--------         -----------
  27.1           Financial Data Schedule

  27.2           Restated Financial Data Schedule