Form 10-Q
period 1998-05-30
TRISTAR CORP
filed 1998-07-20
CIK 737203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  MAY 30, 1998

                  -OR-

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             13-3129318
 ------------------------------                            -----------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification No.)


           12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
           -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (210) 402-2200
                                 --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X     No
                                        ----        ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             ON JULY 8, 1998, THERE WERE OUTSTANDING 16,753,240 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----
Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--May 30, 1998 and August 30, 1997     3

          Consolidated statements of operations--thirteen and thirty-nine   5
                    week periods ended May 30, 1998 and May 31, 1997

          Consolidated statements of cash flows--thirty-nine week periods   6
                    ended May 30, 1998 and May 31, 1997

          Notes to consolidated financial statements--May 30, 1998          7


Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                19

Item 2.   Changes in Securities                                            19

Item 3.   Defaults Upon Senior Securities                                  19

Item 4.   Submission of Matters to a Vote of Security Holders              19

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   May 30,
                                                                    1998          August 30,
                         ASSETS                                  (unaudited)        1997 *
                                                                 -----------      ----------
Current assets:
  Cash                                                           $   311,000     $   492,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,315,000 and $ 1,052,000, respectively                   15,447,000      15,267,000
  Accounts receivable - related parties - net                      2,848,000       1,820,000
  Inventories                                                     13,551,000      13,560,000
  Prepaid expenses                                                   647,000         632,000
                                                                 -----------     -----------

    Total current assets                                          32,804,000      31,771,000
                                                                 -----------     -----------

Property, plant and equipment, less accumulated depreciation
  of $8,429,000  and $7,101,000                                    8,006,000       8,094,000
                                                                 -----------     -----------

Other assets:
  Warrant valuation, less accumulated amortization
    of $1,801,000 and $1,769,000, respectively                       107,000         320,000
  Other assets                                                       886,000         236,000
                                                                 -----------     -----------
    Total other assets                                               993,000         556,000
                                                                 -----------     -----------

Total assets                                                     $41,803,000     $40,421,000
                                                                 ===========     ===========



* Prepared from audited financial statements for the year ended August 30, 1997.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                      May 30,
                                                                       1998            August 30,
               LIABILITIES AND SHAREHOLDERS' EQUITY                 (unaudited)           1997 *
                                                                    -----------         ----------
Current liabilities:
  Book overdraft                                                    $    240,000      $         --
  Revolving credit agreement borrowings, current                       9,496,000         9,732,000
  Accounts payable--trade                                              9,402,000         8,139,000
  Accounts payable--related parties - net                              4,692,000         4,463,000
  Accrued  bonuses                                                        56,000           257,000
  Accrued interest expense-subordinated debt                           1,731,000         1,582,000
  Other accrued expenses                                               1,118,000         1,384,000
  Income taxes payable                                                        --            11,000
  Current portion of capital lease obligations                           123,000            42,000
  Current portion of long-term obligations                               774,000            28,000
                                                                    ------------      ------------

    Total current liabilities                                         27,632,000        25,638,000

Revolving credit agreement borrowings, noncurrent                             --           473,000
Long-term debt, less current portion                                   2,794,000         2,474,000
Obligations under capital leases, less current portion                   111,000            37,000
Subordinated long term debt - related parties                          1,700,000         4,500,000
                                                                    ------------      ------------

   Total liabilities                                                  32,237,000        33,122,000
                                                                    ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 666,529 shares issued and outstanding                    4,666,000         4,666,000
    Series B, 120,690 shares issued and outstanding                    4,511,000         4,511,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,753,240 shares and
    16,729,074 shares, respectively                                      168,000           168,000
  Additional paid-in-capital                                          12,327,000        10,566,000
  Accumulated deficit                                                (12,106,000)      (12,612,000)
                                                                    ------------      ------------

    Total shareholders' equity                                         9,566,000         7,299,000
                                                                    ------------      ------------

Total liabilities and shareholders' equity                          $ 41,803,000      $ 40,421,000
                                                                    ============      ============



* Prepared from audited financial statements for the year ended August 30, 1997.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                         Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                       May 30,           May 31,           May 30,           May 31,
                                                        1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
Net sales                                           $ 17,185,000      $ 18,117,000      $ 52,893,000      $ 51,183,000

Cost of sales                                         13,250,000        12,789,000        38,142,000        36,280,000
                                                    ------------      ------------      ------------      ------------

Gross profit                                           3,935,000         5,328,000        14,751,000        14,903,000

Selling, general and administrative expenses           4,216,000         4,346,000        12,493,000        12,184,000
                                                    ------------      ------------      ------------      ------------
Income (loss) from operations                           (281,000)          982,000         2,258,000         2,719,000

Other income (expense):
    Interest expense                                    (426,000)         (479,000)       (1,396,000)       (1,589,000)
    Other expense                                       (105,000)         (195,000)         (301,000)         (330,000)
                                                      ------------      ------------      ----------      ------------
Income (loss) before provision for income taxes         (812,000)          308,000           561,000           800,000

Provision for income taxes                                    --            20,000            55,000            70,000
                                                    ------------      ------------      ------------      ------------

Net income (loss)                                   $   (812,000)     $    288,000      $    506,000      $    730,000
                                                    ------------      ------------      ------------      ------------

Less:
    Preferred stock dividends                           (113,000)         (114,000)         (339,000)         (143,000)
    Effect of beneficial conversion feature                   --                --                --        (1,011,000)
    Warrant valuation adjustment                              --                --                --          (270,000)
                                                    ============      ============      ============      ============
Net income (loss) applicable to common stock        $   (925,000)     $    174,000      $    167,000      $   (694,000)
                                                    ============      ============      ============      ============

Earnings per common share:

    Basic                                           $       (.06)              .01      $        .01      $       (.04)
                                                    ============      ============      ============      ============

    Diluted                                         $       (.06)              .01      $        .01      $       (.04)
                                                    ============      ============      ============      ============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                  Thirty-Nine Weeks Ended
                                                                 May 30,            May 31,
                                                                  1998               1997
                                                                 ----------      ----------
Cash flows from operating activities
    Net income                                                 $    506,000      $    730,000
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation and amortization                              1,360,000         1,357,000
       Provision for losses on accounts receivable                  668,000           642,000
       Provision for inventory allowances                           660,000           170,000
       Reduction of LIFO reserve                                   (775,000)               --
       Issuance of stock in connection with 401K plan                38,000            32,000
       Amortization of warrant valuations                            32,000            62,000
       Amortization of deferred loan costs                          118,000                --
       Compensation expense for extension of stock options          217,000                --
       Change in operating assets and liabilities:
          Accounts receivable                                    (2,457,000)       (5,496,000)
          Inventories                                              (612,000)           78,000
          Prepaid expenses                                         (128,000)         (435,000)
          Income taxes payable                                      (11,000)          (55,000)
          Accounts payable                                        1,593,000         2,308,000
          Accrued expenses                                          (33,000)          570,000
                                                               ------------      ------------
       Net cash provided by (used in) operating activities        1,176,000           (37,000)
                                                               ------------      ------------


Cash flows from investing activities:
    Capital expenditures                                         (1,068,000)       (1,054,000)
    Decrease in other assets                                        (11,000)           (6,000)
                                                               ------------      ------------
       Net cash used in investing activities                     (1,079,000)       (1,060,000)
                                                               ------------      ------------

Cash flows from financing activities:
    Book overdraft                                                  240,000                --
    Net borrowings (repayment) under old revolving credit
       facility                                                 (10,205,000)        1,334,000
    Net borrowings under new revolving credit facility            9,496,000                --
    Proceeds from long-term debt                                  4,021,000            29,000
    Principal payments under new long-term debt                  (2,955,000)         (516,000)
    Principal payments on capital leases                            (95,000)          (10,000)
    Proceeds from exercise of stock options                              --           129,000
    Deferred loan costs                                            (780,000)               --
                                                               ------------      ------------
       Net cash provided by (used in) financing activities         (278,000)          966,000
                                                               ------------      ------------
Net (decrease) increase in cash                                    (181,000)         (131,000)
Cash at beginning of period                                         492,000           233,000
                                                               ------------      ------------
Cash at end of period                                          $    311,000      $    102,000
                                                               ============      ============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  May 30, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended May 30, 1998, are not necessarily indicative of the results that may be expected for the year ending August 29, 1998.

NOTE 2:  EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings per Share," in February, 1998. This statement, which replaces APB Opinion No. 15, "Earnings per Share," establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, is presented below:

                                                                 Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                May 30,        May 31,        May 30,          May 31,
                                                                  1998          1997           1998             1997
                                                              ------------    ----------    -----------     ------------
Basic EPS:

     Net income (loss) applicable to common stock              $  (925,000)   $   174,000    $   167,000    $  (694,000)


     Weighted-average number of common shares outstanding
                                                                16,752,473     16,712,280     16,740,248     16,703,739
                                                               -----------    -----------    -----------    -----------
Basic EPS                                                      $      (.06)   $       .01    $       .01    $      (.04)
                                                               ===========    ===========    ===========    ===========

Diluted EPS (1):


     Net income applicable to common stock                     $  (925,000)   $   174,000    $   167,000    $  (694,000)


     Weighted-average number of common shares outstanding       16,752,473     16,712,280     16,740,248     16,703,739

     Add: effects of assumed exercise of options and warrants


        Exercise of stock options                                       --        749,969        269,352             --

        Exercise of warrants                                                      971,631      1,274,332
                                                                        --                                           --
                                                               -----------    -----------    -----------    -----------


        Weighted-average number of common shares outstanding
        plus shares from assumed exercise of options and        16,752,473     18,433,880     18,283,933     16,703,739
        warrants
                                                               -----------    -----------    -----------    -----------

Diluted EPS                                                    $      (.06)   $       .01    $       .01    $      (.04)
                                                               ===========    ===========    ===========    ===========

1. Dilutive EPS equals basic EPS for the thirteen week period ended May 30, 1998 and the thirty-nine week period ended May 31, 1997 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                       ------------------------------
                           May 30,         August 30,
                            1998             1997
                       ------------------------------
Raw materials          $  5,111,000      $  6,105,000

Work-in-process           1,640,000         2,101,000

Finished goods            7,605,000         7,684,000
                       ------------      ------------


                         14,356,000        15,890,000

Inventory reserves         (805,000)       (2,330,000)
                       ------------      ------------


                       $ 13,551,000      $ 13,560,000
                       ============      ============
                       ------------------------------

Cost of sales for the thirteen and thirty-nine week periods ended May 30, 1998 has been reduced by approximately $171,000 as a result of a LIFO inventory decrement.

NOTE 4:  CREDIT AGREEMENT BORROWINGS

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility ("Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Bank Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit.) Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Eligible Inventory, as defined. Remaining availability under the line as of May 30, 1998 approximated $326,000, based on the borrowing formulas. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly.


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

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Additional collateral in the form of a $1,500,000 standby letter of credit has been provided by the Core Sheth Family for the benefit of the new lender. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants as of May 30, 1998 and was granted waivers to such covenants by the lender and is currently discussing modifications thereof.

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

         Proceeds of an Executive Liability and Indemnification Policy

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1.25 and $.75 million, respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner have withdrawn their motion for reconsideration. As part of the settlement, the Company was required to make payments totalling $175,000 to Freitas and Kenner by April 15, 1998. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed.

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

NOTE 6:  RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Core Sheth Families who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Core Sheth Families. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at May 30, 1998 and August 30, 1997.

--------------------------------------------------------------------------
                                            ------------------------------
                                                May 30,         August 30,
                                                 1998             1997
                                            ------------------------------
Accounts Receivable:

Total accounts receivable-related parties   $  3,347,000      $  2,267,000



Offset amount                                   (499,000)         (447,000)
                                            ------------      ------------

Net related parties receivables             $  2,848,000      $  1,820,000
                                            ============      ============


Accounts Payable:

Total accounts payable-related parties      $  5,191,000      $  4,910,000


                                                (499,000)         (447,000)
Offset amount
                                            ------------      ------------

Net related parties payables                $  4,692,000      $  4,463,000
                                            ============      ============
--------------------------------------------------------------------------

The Company purchases finished goods and fragrance product components from Core Sheth Families affiliates. During the thirty-nine week period ended May 30, 1998, and for the comparable period in fiscal 1997, the Company purchased approximately $2,407,000 and $4,476,000, respectively.

During the thirty-nine week period ended May 30, 1998, and for the comparable period in fiscal 1997, the Company sold products to Core Sheth Families affiliates in the amounts of approximately $5,418,000 and $2,872,000, respectively.

In March 1998, the Company negotiated an agreement with Nevell Investments, S.A.("Nevell") to eliminate any future accrual of interest on the outstanding debt to Nevell.

NOTE 7:  SALE OF WHOLLY-OWNED  BRAZILIAN SUBSIDIARY

Effective May 30, 1998, the Company sold all of the capital stock and distribution rights of its Brazilian Subsidiary to Transvit Distribution Corp. ("TDC"), a wholly owned affiliate of the Core Sheth Family for $2,800,000. The agreement provides for a non-compete restriction and a supply arrangement whereby the Company agreed to continue selling product to the Brazilian unit through May 31, 2001. The Company also received an option to repurchase the stock and distribution rights from TDC at anytime prior to May 31, 2003. The Company currently has no plans to repurchase the stock and distribution rights under this option.

The Company received payment in the form of a reduction of the subordinated debt to Nevell Investments, S.A., ("Nevell") another affiliated company within the Core Sheth Family (described more fully in Note 8). The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt,exceeded the carrying value of the Company's Brazilian investment by $1,506,000,which was recorded as an increase in additional paid-in-capital.


NOTE 8:  SHAREHOLDERS' EQUITY (DEFICIT)

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

In a subsequent transaction effective February 21, 1997, Nevell, the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible non-voting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends.

As described more fully in Note 7 above, the Company sold all of the capital stock of its Brazilian subsidiary to TDC, an affiliate of the Core Sheth Family for $2,800,000, resulting in $1,506,000 of additional paid-in-capital.

NOTE 9:  NON CASH FINANCING AND INVESTING ACTIVITIES

Excluded form the Consolidated Statement of Cash Flows for the thirty-nine weeks ended May 30, 1998, is a non-cash increase in capital expenditures and capital leases of approximately $250,000 and a non-cash decrease in subordinated debt to Nevell of $2,800,000 relating to the sale of the Brazilian Subsidiary.

ITEM 2.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations For The Thirteen And Thirty-nine Week Periods Ended May 30, 1998 And May 31, 1997.

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe," "continue," "estimate," "expect," "intend," "may,", "plan," "predict," "should," "will," and similar expressions, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this document are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in other of the Company's filings with the Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

For the thirteen week period ended May 30, 1998, the Company recorded a net loss of $812,000 compared to a net income of $288,000 for the thirteen week period ended May 31, 1997. The May 30, 1998 results were negatively affected by lower sales and reduced gross profit margins. After giving effect to preferred stock dividends, the Company recorded a net loss applicable to common stock of $925,000 or $.06 per diluted share compared to net income of $174,000 or $.01 per diluted share for the thirteen week periods ended May 30, 1998 and May 31, 1997, respectively.


The Company recorded net income of $506,000 for the thirty-nine week period ended May 30, 1998, compared with net income of $730,000 for the same period in 1997. Net income applicable to common stock for the thirty-nine week period ended May 30, 1998 was $167,000 or $.01 per diluted share compared to a net loss of $694,000 or $.04 per diluted share for the thirty-nine week period ended May 31, 1997, after giving effect to preferred stock dividends, the beneficial conversion feature of the preferred stock issue and the warrant valuation adjustment.


Net Sales


Net sales were $17,185,000 for the thirteen week period ended May 30, 1998, a decrease of 5% versus net sales of $18,117,000 for the same period in 1997. For the thirty-nine week period ended May 30, 1998, net sales were $52,893,000, an increase of 3% over the thirty-nine week period ended May 31, 1997 net sales of $51,183,000. The decrease in the thirteen week period ended May 30, 1998 is related mainly to volume decreases in both the U.S. wholesale and Latin America markets, primarily in the Royal Selections fragrance line offset by an increase in the Apple Cosmetics line. This decline was somewhat offset by a volume increase in chain accounts, mainly in the Regal Collections fragrance line, launched in August of 1997.


Net sales - channels of distribution


The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers, and independent retail channels in various markets throughout North and South America. For the thirteen week period ended May 30, 1998, the Company experienced a decline in the U.S. wholesale and Latin America markets while experiencing strong growth in the combined chain, specialty chain and mass merchandising channels. Royal Selections market expansion slowed somewhat in the thirteen week period as compared to the comparable period in fiscal 1997 as the product line achieved full distribution in the U.S. wholesale and Latin America channel and competition intensified aggressive pricing initiatives. Apple Cosmetics experienced strong sales growth in the period as market demand increased significantly in the U.S. wholesale and Latin America channel. Overall sales volume increased in the chain, specialty chain and mass merchandise market in the thirteen week period, with sales of the Regal Collections fragrance line, which was launched in August 1997, fueling the growth in this channel.


Net sales - related parties


In the thirteen and thirty-nine week periods ended May 30, 1998, sales to affiliates of the Core Sheth Family, the Company's major stockholder, were $3,254,000 and $5,418,000 respectively, reflecting increased sales relating to an inventory reduction program that the Company implemented in the thirteen week period ended May 30, 1998, compared with $1,030,000 and $2,872,000 for the same periods of 1997.


Net sales - products purchased from related parties

Of the net sales in the thirty-nine week period of fiscal 1998, approximately 6% or $2,990,000, resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1997, comparable numbers were 7%, or $3,428,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 6% and 7% of cost of sales in the same periods of fiscal 1998 and 1997, respectively.

Gross profit


The Company's gross profit for the thirteen week periods ended May 30,1998 and May 31, 1997 was $3,935,000 or 23% of sales and $5,328,000 or 29% of sales, respectively. Gross profit for the thirty-nine week periods ended May 30, 1998 and May 31, 1997 was $14,751,000, or 28% of sales and $14,903,000 or 29% of sales, respectively. The decline in gross profit in the thirteen week period related primarily to the overall sales decrease and an inventory reduction program that the Company implemented which was designed to sell slower rotating finished goods at reduced margins as well as excess raw materials at prices slightly above cost. The decline was partially offset by a cost of sales reduction of approximately $171,000 as a result of a LIFO inventory decrement.


Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") decreased by 3% to $4,216,000 in the thirteen week period ended May 30, 1998 from $4,346,000 in the comparable period of fiscal 1997. For the thirty-nine week periods ended May 30, 1998 and May 31, 1997, SG&A increased by 3% from $12,184,000 to $12,493,000. The increase in the thirty-nine week period versus the prior fiscal period was primarily due to compensation expense relating to extending the term of certain stock options to a former employee.

Non operating income or expense

Interest expense decreased slightly when comparing the thirteen and thirty-nine week periods of fiscal 1998 to the comparable periods of fiscal 1997 as a result of the conversion of interest bearing subordinated debt into preferred stock. (See Note 8 of the Notes to the Consolidated Financial Statements). Other expense declined in both the thirteen and thirty-nine week periods ended May 30,1998 as compared with the same periods in fiscal 1997 due mainly to a decrease in foreign exchange losses.

Potential adverse affects on results of operations for future periods

The Company's business, financial condition and results of operations could be materially adversely affected by each or all of the following factors:

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

Liquidity and Capital Resources

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated from operations, and by delaying payments to vendors (primarily related parties) beyond customary terms.


Operating Activities

Operations in the thirty-nine week period ended May 30, 1998, provided $1,176,000 in cash primarily due to net income adjusted for non-cash items and an increase in accounts payable, offset by an increase in accounts receivable.


Accounts receivable grew primarily due to increased related party sales and varying extended financing terms given to customers. Accounts payable increased as the Company extended payments to certain vendors.


Investing Activities
Capital expenditures during the thirty-nine week period were $1,068,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1998 are expected to exceed the fiscal 1997 level with the major portion being devoted to manufacturing equipment which will enable the Company to enhance its level of customer service.

Financing Activities


During the thirty-nine week period ended May 30, 1998, the Company refinanced its former credit facility. Net cash used in financing activities during this period was primarily a result of related deferred loan costs. Remaining availability based on the borrowing formulas as of May 30, 1998 approximated $326,000.


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

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Additional collateral in the form of a $1,500,000 standby letter of credit has been provided by the Core Sheth Family for the benefit of the new lender. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants as of May 30, 1998 and was granted waivers to such covenants by the lender and is currently discussing modifications thereof.

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

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1996 had outstanding subordinated long-term debt to a Core Sheth Families affiliate of $8.0 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 7 of the Notes to the Consolidated Financial Statements). The remaining debt bears interest at rates of 6.36% to 8.23% per annum. Repayments on the remaining $4.5 million debt will begin in the year 2001. As of May 30, 1998, the Company's financial statements reflect accrued interest of $1,164,000 due on this related party debt including the delinquent amounts due on debt converted to preferred stock. In March 1998, the Company negotiated an agreement with Nevell Investments, S.A., ("Nevell") to eliminate any future accrual of interest on the outstanding debt to Nevell.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing Credit Agreement.

The Company is currently negotiating with a third party to obtain additional capital and anticipates that the negotiations will conclude successfully, however, no assurance can be given that the Company will obtain additional capital or, if such capital is obtained, it will be on terms advantageous to the Company.

The Company believes the new lines of credit, together with cash generated by operations and the continued ability to delay payments to related party vendors as required will provide sufficient cash to meet the requirements of the Company for fiscal 1998.

Effective May 30, 1998, the Company sold all of the capital stock and distribution rights of its Brazilian subsidiary to TDC, a wholly owned affiliate of the Core Sheth Group for $2,800,000. In exchange, the Company received payment in the form of a reduction of the subordinated debt to Nevell Investments S.A., another affiliate of the Core Sheth Group. The Subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000, which was recorded as an increase in additional paid-in-capital.

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

Based on current information, the Company expects to attain year 2000 compliance and is in the process of instituting appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed by Company or contract personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISTAR CORPORATION
                                     (Registrant)




Date:     July 20, 1998            /s/ VIREN S. SHETH
          -------------            ----------------------------------------
                                   Viren S. Sheth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:     July 20, 1998            /s/ ROBERT M. VIOLA
          -------------            ----------------------------------------
                                   Robert M. Viola
                                   Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
27.1              Financial Data Schedule
27.2              Restated Financial Data Schedule