Form 10-K
period 1998-08-29
TRISTAR CORP
filed 1998-12-07
CIK 737203

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 29, 1998
                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-13099

                               TRISTAR CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-3129318
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

           12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 210-402-2200

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on November 23, 1998, as reported on the NASDAQ National Market System, was $6 5/8. As of November 23, 1998, the Registrant had outstanding 16,761,493 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe", "continue", "estimate", "expect", "intend", "may", "plan", "predict", "should", "will", and similar expression, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the basis for the assumptions upon which the forward-looking statements contained in this document are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this document. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; and other factors described in greater detail in other of the Company's filings with the Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing value oriented designer alternative fragrances, complementary products to those fragrances, and cosmetic pencils in North and South America. The Company's fragrances are sold under the Designer Classic Alternatives ("DCA"), Euro Collections ("Euro"), Royal Selections ("Royal"), Regal Collections ("Regal"), Club Exclusif ("Club"), and Premiere Editions ("Premiere") brands. They are designed for consumers who desire a scent similar to an original designer fragrance but are unwilling or unable to pay the high prices of originals. The Company also markets eye and lip liner cosmetic pencils and distributes value oriented complementary cosmetic products, including high quality lipsticks that are alternatives to major brands sold in department stores, again at significantly lower prices than original designer brands. Cosmetics are primarily marketed under the DCA, Gina Cosmetics and Apple pencil lines. The Company currently conducts business utilizing its sales and distribution facilities in San Antonio, Texas and Mexico City, Mexico, its state of the art manufacturing facility in Pleasanton, Texas, and its corporate offices, design studio, and laboratory in San Antonio, Texas.

The Company was incorporated in New York in 1982 and made an initial public offering of its common stock in 1984. In 1987, the Company was reincorporated in Delaware. The Company changed its name from Ross Cosmetics Distribution Centers, Inc. to Tristar Corporation in 1993.

The Company's major shareholder, the Core Sheth Families ("Sheth Group"), beneficially holds 73% of the Company's outstanding common stock. The Company believes that through their various worldwide vertically integrated companies, the Sheth Group is the world's largest manufacturer (based on number of units produced) of value priced oriented fragrances. It is also a significant manufacturer of lower priced, value oriented cosmetic products. The Sheth Group is also a supplier of products and components to the Company's sales, distribution and manufacturing operations and a purchaser of the Company's products.

The fragrance manufacturing capability of the Company was acquired in August 1995, as a result of a merger with Eurostar Perfumes, Inc., ("Eurostar"), an affiliate of the Sheth Group and the manufacturer of substantially all of the Company's products prior to the merger. The merger was accounted for in a manner similar to a pooling of interests.

         PRODUCTS

The Company's principal product category is fragrances with the balance consisting of cosmetics, cosmetic pencils and toiletry products. The following table reflects the dominance of the fragrance category's contribution to the Company's net sales for the last three fiscal years:

   PRODUCT CATEGORY            FISCAL 1998       FISCAL 1997       FISCAL 1996
--------------------------------------------------------------------------------
FRAGRANCES                          88%               83%               80%
--------------------------------------------------------------------------------
OTHER PRODUCTS                      12%               17%               20%
--------------------------------------------------------------------------------

Fragrance sales grew in fiscal 1998 as a percentage of total sales but declined slightly in dollars when compared to fiscal 1997. During fiscal 1998, the Company continued the expansion of its distribution base to retail chains by focusing on a new value priced fragrance line introduced in August 1997, Regal, while aggressively placing renewed focus on expanding distribution of the restaged Euro fragrance line into the retail market in the United States, Canada and Latin America. Concurrently, the Company expanded the market leading Royal brand (introduced in September 1996) to serve the needs of other trade classes. The Company also expanded its distribution of the budget priced Premiere fragrance and toiletry line and introduced (in July 1998) a new brand exclusively for the Latin America market called Club Exclusif. The Company intends to continue to transition to a broader based distribution strategy. The Company implemented this strategy primarily as a result of increased opportunities in the retail sector and in the wholesale, specialty store, and dollar store channels in the U.S., Canada and Latin America. The Company is also building brand equity by devoting increased resources to strengthen marketing support programs and value added services.

Due to the minimal growth rate exhibited in the total fragrance category during fiscal 1998, continued consolidation of customers in the retail and wholesale trade classes, the disposition of its Brazilian subsidiary and difficult economic conditions in certain international markets, the Company experienced a decrease in its revenue base by 2% over the previous year. The Company believes, however, that opportunities exist to enhance its market share in the key areas in which it competes.

                                   FRAGRANCES

The Company's marketing strategy for designer alternative fragrances addresses six distinct segments of the fragrance market with six separate product lines uniquely positioned to enable the Company to pursue customized marketing programs tailored to meet the specific needs of the different classes of trade:

o The Euro line is marketed in traditional mass, retail, and specialty retail chain stores both in the United States and Canada as well as Latin America. Euro, first introduced in 1989, is the second largest fragrance brand of the Company and until fiscal 1996 had been the Company's principal product line in the wholesale market. (The Company's Royal brand, as discussed below, is now targeted to the wholesale market replacing Euro).

     A major re-stage of Euro was introduced to the market place in April 1998 featuring new state-of-the-art bottle design, increased size and value for the consumer, new alternative designer fragrances, line extensions including the new Euro Garden (botanical) fragrances, exciting contemporary packaging and enhanced merchandising support.

o In the fourth quarter of fiscal 1996, the Company developed a new line called Royal Selections, designed to recapture a significant part of the wholesale trade class. Within one year of introduction, Royal became the largest brand in the Company and is today the overall market leader. This line set new standards in packaging and product innovation for the industry. In August 1997 a significant line extension, Royal Nature, was introduced with seven new original fragrances emulating "mother nature." Fragrances such as Peach, Pear, and Very Berry attract a younger teen audience, a new market segment for the Company. Generally these younger consumers find nature-type fragrances more appealing than traditional designer alternative fragrances. Royal is competitively priced and couples that with quality packaging and merchandising support.

o In the fourth quarter of fiscal 1997, the Company developed a new fragrance brand called Regal Collections, focusing on new opportunities in retail channels of distribution. Shipments commenced August 1997. Regal has a limited number of designer alternative fragrance "best sellers". In 1998 a line extension called Regal Country Scents was introduced offering botanical fragrances to the youth market. Distribution has continued to expand. The Regal brand is aimed at mass volume retailers including food accounts.

o The Premiere line is a budget price brand that is oriented toward dollar stores and other budget-price retailers. This line of designer alternative fragrances was newly re-staged at the end of fiscal 1996 by increasing the bottle size and redesigning all packaging. Sales of the redesigned product together with companion body sprays and deodorant sticks began in early fiscal 1997 at the same price points as they were previously sold, providing increased value in comparison to competition.

o The premium DCA line, which was developed and introduced in fiscal 1996, enables the Company to compete in mass market retail chains and specialty accounts which look to promote higher price point and higher profit brands.

o In late July 1998, the Company introduced a new line of contemporary alternative designer fragrances called Club Exclusif. It is positioned as a value oriented, quality brand for the Latin American market, where opportunities exist to take advantage of local preferences for certain types of fragrances.

The Company believes that to successfully market a fragrance product line, one must identify a market niche and then fill that niche with a value-priced, quality product presented in attractive bottles, cartons and displays. All of the Company's fragrance lines feature quality glass bottles, caps and collars designed in various unique shapes and styles. The Company's fragrances are packaged in colorful cartons designed with the latest technology to appear attractive to the consumer. All fragrances are developed by the Company's expert perfumers as alternatives to the most popular, nationally branded, designer fragrances. They are sold, however, at a fraction of the original designer fragrance's retail price to satisfy the needs of the consumers in specific niche markets. The Company also develops, markets and distributes a limited number of its own original fragrances (non-designer alternative fragrances) in the U.S. and Latin America. The majority of these are botanical fragrances, a growth niche targeted to a younger demographic consumer.

Prior to the introduction of new or improved fragrances, market evaluation and consumer testing is conducted by the Company with selective testing also done by independent outside laboratories. The Company believes that the success of these products is dependent on the Company correctly identifying the needs of a particular market niche and then, ultimately, on the consumers' acceptance of the product. Life cycles of products vary significantly, with some being successfully marketed for more than five years, whereas other products may fail to gain consumer acceptance and be discontinued within a shorter period of time. The Company believes that the success of the Company's products in the market place is largely dependent on the amount and quality of retail advertising and promotion original designers provide for their brands, the appeal of the scent itself and the merchandising and trial programs that the Company develops to accelerate consumer awareness.

Many of the Company's fragrance product lines have currently, or will have in the future, companion products which are discussed below in "Other Products".

During fiscal 1999 the Company plans to distribute other fragrance lines manufactured outside the U.S. by Sheth Group affiliates into Latin America, primarily to the retail sector. These entries are anticipated to expand the Company's market share by offering distinctive original (non-designer alternative) brands into those markets with value benefits not presently offered by leading competitors.

                                 OTHER PRODUCTS

The Company markets numerous complementary products within each fragrance line such as deodorant sticks, body sprays, dusting powders, shaker talcs, trial/travel sizes, roll-on perfumes, body glitter and gift sets. In most cases, these companion products are marketed as designer alternatives and are value priced below the prices of the national brands.

The Company markets, under the brand names of DCA and Gina Cosmetics, proprietary lines of cosmetics including nail, lip color, eye products, and other cosmetic items, all of which are manufactured by related parties. Cosmetics sold under the DCA brand are premium quality lipstick products designed as alternatives to original designer lipsticks. The DCA products are sold primarily in mass retail chain stores at prices significantly less than the original designer's price in department stores. Cosmetic products under the Gina Cosmetics line are geared to price conscious consumers and are primarily marketed in the wholesale class of trade.

The Apple line of lip and eye liner cosmetic pencils that the Company manufactures is marketed and distributed in assorted colors and sizes. Private label cosmetic eye and lip liner pencils are also produced for selected customers, including an affiliate of the Sheth Group.

With the exception of cosmetic eye and lip liner pencils, new, redesigned, or replacement cosmetics or specialty toiletries are developed by the Company's suppliers at the request of the Company. The Company believes that similar to fragrances, selecting the right cosmetic or toiletry products for a particular market segment and their acceptance by the consumer play a large role in the success or failure of any particular product.

The Company believes that revenues from the complementary products to both the fragrance lines and cosmetics will increase in fiscal 1999. Such growth is expected to result from increases within the existing lines, the addition of new products, consumer promotions, and further strengthening of our distribution network.

         CUSTOMERS

The Company distributes its products to more than 1,000 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. These customers provide approximately 38,000 outlets for the Company's products. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

The Company has invested heavily in developing the mature U.S. retail markets and in starting to develop the emerging mass markets in Latin America. The Company believes that the customer base in the mass Latin America markets fits the Company's target customer profile and presents an opportunity for future growth.

The Company has focused the expansion of the customer base in the U.S. on creating and repositioning products to better meet the needs of its existing channels of distribution and in gaining entrance into certain new channels. A major focus of investment in fiscal 1998 has been on developing customer bases in Mexico and other most populous countries in Latin America. The Company services Latin America through regional and national distributors within the various countries. Two affiliates of the Sheth Group are the national distributors in Argentina and Brazil. These distributors are primarily supplied by the Company's Texas distribution center which also services the United States and Canadian markets.

Sales to customers in the United States were $37,993,000, $41,905,000, and $37,196,000 for fiscal years 1998, 1997 and 1996, respectively. For those same fiscal years, $29,690,000 (44% of net sales) $27,054,000 (39% of net sales) and $14,524,000 (28% of net sales) respectively, were exported directly to foreign customers or sold through the Company's subsidiaries in Mexico and Brazil (prior to the disposition of the Company's Brazilian subsidiary- discussed more fully in Note 6 of the Notes to Consolidated Financial Statements). Certain of the sales to U.S. customers are ultimately resold outside of the U.S. The amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. As a significant portion of the Company's products are sold directly or indirectly into the Latin American market, there are certain factors such as local political and economic conditions that could have an adverse effect on these sales. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations (Potential Adverse Effects on Results of Operations for Future Periods)" for a specific discussion of those risks.

The North and South America markets will continue to be the focus of the Company's marketing strategy as other Sheth Group affiliates distribute similar products throughout the rest of the world. The Company anticipates a minor increase in sales outside North and South America in fiscal 1999, primarily in the newer Royal and Euro product lines, and principally to Sheth Group affiliates.

The Company is not dependent upon a single or a few customers and the loss of a single or a few customers would not have a material adverse effect on the Company's business. In fiscal 1998, one customer accounted for slightly more than ten percent of the Company's net sales while in 1997 and 1996, no single customer accounted for more than ten percent.

         SUPPLIERS

At present, the Company purchases the glass containers for its fragrances from European glass manufacturers. If these products were unavailable from one of these suppliers, the Company believes that it could purchase such products from other suppliers without any significant delays.

In addition, the Company purchases specially blended fragrance compounds principally from a Sheth Group affiliate in France. In the event such supplier was unable to provide such compounds, the Company could suffer minor manufacturing delays until such supplier could be replaced.

The Company's ability to satisfy sales orders for its fragrance products is directly dependent on its ability to manufacture these products. If the Company were physically unable to manufacture its products, and inventory and demand levels were normal, the effect on the Company would in general be minimal as Sheth Group affiliates and others have similar manufacturing facilities available to support the Company. However, in instances where demand for fragrances was strong and the Company had inadequate inventory levels, the Company would be adversely impacted. The inability to manufacture cosmetic pencils at its Texas facility until a secondary source is located could have an adverse effect on the Company.

The Company is dependent on the supply of cosmetics, other than cosmetic pencils, from Sheth Group affiliates. If any of these companies were to cease or be unable to supply these cosmetic products, the lack of such products could have an adverse effect on the Company until secondary suppliers could be located.

         PATENTS AND TRADEMARKS

The Company and a Sheth Group affiliate own or have applied for substantially all of the product name trademarks for the fragrance and cosmetic products sold by the Company. The Company is dependent on the continued use of these trademarks; however, the cessation of the Company's right to use such trademarks of the Sheth Group affiliate would not have a materially adverse effect on the Company's business.

         BACKLOG OF ORDERS

The Company had no substantial backlog of orders at the end of each of fiscal years 1998, 1997 and 1996.

         RAW MATERIALS

The Company's raw material inventories support the fragrance and cosmetic pencil manufacturing operations. The principal components of that inventory are currently purchased from limited or single sources of supply. Management believes the cessation of supply for the fragrance components from any of the primary suppliers could be replaced by a Sheth Group affiliate or a secondary source with minimal difficulties.

         ENVIRONMENTAL LAWS

In the opinion of management, compliance by the Company with federal, state and local laws relating to the protection of the environment has had no material effect upon the Company's capital expenditures, earnings or competitive condition. The Company has reformulated certain of its products to meet the requirements of the California Air Resources Board. See "Legal Proceedings" for additional details.

         COMPETITION IN THE FRAGRANCE AND COSMETICS INDUSTRY

The fragrance and cosmetics industry is characterized by intense competition, particularly in the U.S. While pricing and terms are the principal factors in competition, product quality, presentation, merchandising and advertising programs and customer service (incorporating available inventories and prompt delivery) are also very important additional competitive features in the overall industry.

Principal competitors in designer alternative fragrances include Jean Philippe Fragrances, Inc., YAZ Enterprises Inc., Paris Designs, Inc., and Parfums de Coeur, and in budget cosmetics, Artmatic USA Cosmetics, Wet-N-Wild, and Jordana Cosmetics Corporation.

While the Company is a significant participant in the value oriented designer alternative fragrance market and has had historically many of the resources of the Sheth Group available to it, the Company is a relatively small participant in the total fragrance and cosmetics industry. Many of the other companies in the industry, including virtually all large mass-advertised brand manufacturers such as Unilever, Revlon, L'Oreal, Benckiser, and Renaissance Cosmetics, Inc. are well established and have been in existence for a significantly longer period of time than the Company. Such companies have higher leverage and resources including financial, marketing, research, manufacturing and personnel, substantially greater than the Company has or will have available in the foreseeable future. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

         INVENTORY

The Company maintains finished goods inventory at its Texas and Mexico warehouse facilities to meet the demands of its customers. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

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

         EMPLOYEES

The Company employs approximately 390 full-time employees and during peak production periods the Company utilizes temporary or seasonal employees to augment its workforce. During the past two peak production periods the Company has utilized up to 400 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that the Company's relationship with its employees is satisfactory.


ITEM 2.  PROPERTIES

The Company owns a manufacturing plant that consists of a 132,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

The Company is currently subleasing approximately 30,000 square feet of storage space in Pleasanton, Texas. The sublease has an annual rate of approximately $50,400 and expires July 1999.

The Company is currently leasing approximately 72,000 square feet of storage, shipping and office space for its San Antonio distribution center. The lease has an annual rate of $269,000, subject to adjustments, and expires in February 2001.

The San Antonio corporate offices, design studio and laboratory occupy approximately 23,000 square feet of office space. The leases have a current annual rate of $315,000, subject to adjustments and expire in January 1999.

The Company also leases approximately 4,100 square feet of office and distribution space in Mexico City, Mexico.


ITEM 3.  LEGAL PROCEEDINGS

         FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and seeks indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Sheth Group's holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. In October 1998, the Court dismissed the claim against the one director. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its business, financial condition or results of operations.

         INSURANCE POLICY REIMBURSEMENT

In November 1994 and June 1995, the United States District Court for the District of South Carolina approved the disbursement of $1,250,000 and $750,000 , respectively, to the Company from the proceeds of an executive liability and indemnification policy owned by the Company. Two other claimants under the policy, Ross Freitas ("Freitas") and Carolyn Kenner ("Kenner"), have sought reconsideration of the latter court-approved disbursement. Pursuant to a settlement agreement approved by the Court on December 18, 1997, Freitas and Kenner withdrew their motion for reconsideration. As part of the settlement, the Company was required to make payments totaling $175,000 to Freitas and Kenner. The proceedings regarding the policy before the United States District Court for the District of South Carolina have been dismissed.

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

                                          FISCAL 1998             FISCAL 1997
                                       -------------------   -------------------
                                         HIGH       LOW        HIGH        LOW
                                       --------   --------   --------   --------
FIRST QUARTER ......................   $ 10 7/8   $ 10 3/8   $  7 3/8   $      7
                                       --------   --------   --------   --------
SECOND QUARTER .....................   $ 10 7/8   $     10   $9 11/16   $  6 7/8
                                       --------   --------   --------   --------
THIRD QUARTER ......................   $ 10 3/4   $ 10 1/4   $  9 5/8   $9 11/32
                                       --------   --------   --------   --------
FOURTH QUARTER .....................   $ 10 3/4   $      9   $ 10 7/8   $  9 3/8
                                       --------   --------   --------   --------

On November 23, 1998 the closing bid price for the Company's Common Stock, as reported by NASDAQ, was $6 5/8.

         (B)      HOLDERS

As of November 23, 1998, the number of holders of the Company's Common Stock was approximately 1,000.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:

                                                                        YEARS ENDED ,
                                      ---------------------------------------------------------------------------
                                        AUGUST 29,     AUGUST 30,     AUGUST 31,       AUGUST 31,      AUGUST 31,
                                           1998          1997            1996             1995           1994
                                      ------------    ------------    ------------    ------------    -----------
 REVENUES .........................   $ 67,683,000    $ 68,959,000    $ 51,720,000    $ 44,728,000    $51,244,000
                                      ------------    ------------    ------------    ------------    -----------
 NET (LOSS) INCOME ................   $ (1,491,000)   $  1,083,000    $(12,053,000)   $   (932,000)   $ 1,390,000
                                      ------------    ------------    ------------    ------------    -----------
 NET (LOSS) INCOME APPLICABLE TO
 COMMON STOCK .....................   $ (1,944,000)   $   (454,000)   $(12,053,000)   $   (932,000)   $ 1,390,000
                                      ------------    ------------    ------------    ------------    -----------
 NET (LOSS) INCOME PER COMMON SHARE:
 BASIC ............................   $       (.12)   $       (.03)   $       (.72)   $       (.06)   $       .08
                                      ------------    ------------    ------------    ------------    -----------
 DILUTED ..........................   $       (.12)   $       (.03)   $       (.72)   $       (.06)   $       .08
                                      ------------    ------------    ------------    ------------    -----------
 WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
 BASIC ............................     16,748,798      16,709,690      16,641,218      16,625,315     16,609,764
                                      ------------    ------------    ------------    ------------    -----------
 DILUTED ..........................           --              --              --              --       16,847,455
                                      ------------    ------------    ------------    ------------    -----------
 TOTAL ASSETS .....................   $ 38,708,000    $ 41,084,000    $ 33,767,000    $ 36,828,000    $40,902,000
                                      ------------    ------------    ------------    ------------    -----------
 REVOLVING CREDIT AGREEMENT
   BORROWINGS .....................   $  7,612,000    $ 10,205,000    $  9,319,000    $  5,383,000    $ 4,511,000
                                      ------------    ------------    ------------    ------------    -----------
 LONG TERM DEBT & CAPITAL LEASES ..   $  3,877,000    $  2,581,000    $  3,234,000    $  3,719,000    $ 4,861,000
                                      ------------    ------------    ------------    ------------    -----------
 SUBORDINATED LONG TERM DEBT ......   $  1,700,000    $  4,500,000    $ 12,666,000    $ 12,666,000    $11,216,000
                                      ------------    ------------    ------------    ------------    -----------
 CASH DIVIDENDS DECLARED PER COMMON
   SHARE ..........................   $        -0-    $        -0-    $        -0-    $        -0-    $       -0-
                                      ------------    ------------    ------------    ------------    -----------

The Company has significant related party transactions. SEE Note 8 of the Notes to Consolidated Financial Statements.

The Company has recorded legal and professional expenses of $230,000, $72,000, $162,000, $269,000 and $208,000 in fiscal 1998, 1997, 1996, 1995 and 1994, respectively, associated with the stockholder litigation and other events that were the subject of an internal investigation by the Special Committee of the Board. SEE Note 18 of the Notes to the Consolidated Financial Statements.

The Company recorded other income of $2,065,000 in connection with receipt of insurance proceeds in fiscal 1995. See Note 21 of the Notes to the Consolidated Financial Statements.

The Company recorded amortization expense of $36,000, $63,000, $83,000, $986,000 and $367,000 in fiscal 1998, 1997, 1996, 1995 and 1994, respectively, associated with the value assigned to the granting of new common stock purchase warrants related to the settlement of the prior stockholder class action litigation and to the extension of the exercise date on existing warrants.

The Company recorded merger related expenses of $76,000 in fiscal 1996 and $686,000 in fiscal 1995.

During the third quarter of fiscal 1998, the Company sold all of the capital stock and distribution rights of its Brazilian subsidiary to a wholly owned affiliate of the Sheth Group for $2,800,000. SEE Note 6 of the Notes to the Consolidated Financial Statements.

During the fourth quarter of fiscal 1996 the Company recorded deferred income tax expense of $3,881,000 resulting from the establishment of a valuation allowance for deferred tax assets. SEE Note 11 of the Notes to the Consolidated Financial Statements.

During the first and second quarters of fiscal 1997 affiliates of the Company's primary shareholder, the Sheth Group, converted $8,166,000 of their subordinated debt into shares of Series A and Series B Preferred Stock. SEE Note 12 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

Tristar markets and distributes products to wholesalers, distributors, chain stores, specialty stores, mass merchandisers and independent retail stores in various markets throughout North and South America. Net sales for the fiscal year ended August 29, 1998 were $67,683,000, a decrease of 2% compared to net sales of $68,959,000 in fiscal year ended August 30, 1997. The decrease is primarily attributable to a reduced level of sales of Euro caused by the delayed relaunch of the restaged brand (until April 1998) and reduced DCA sales to the U.S. retail channel. Offsetting these reductions somewhat were significant sales growth of Royal Selections coupled with volume increases in the Premiere fragrance and Apple pencil lines in the U.S. wholesale and Latin America channels and Regal in the U.S. retail channel. While not quantifiable, the Company also experienced lost sales opportunity during the first half of fiscal 1998 due to its inability to increase fragrance production capacity in order to meet market demand during that period, brought about by the surge in demand for Royal.

Overall, the Company's direct exports increased to $29,690,000 (44% of net sales) in fiscal 1998 compared to $27,054,000 (39% of net sales) in fiscal 1997. The increase in direct exports is largely due to the success of the Royal fragrance line, the continued sales expansion of Apple pencils in this channel and sales to affiliate companies. While the Company continues to aggressively pursue the strategically important Latin America channel, it was determined that the Brazilian market would continue to grow at a slower than desired rate and as a result, the Company sold its Brazilian subsidiary to an affiliate of the Sheth Group in May 1998 (described more fully in Note 6 of the Notes to the Consolidated Financial Statements). The Company's strategy to formalize the distribution of the Euro line in Mexico, by servicing retail outlets through the Company's warehouse in Mexico City resulted in lower sales than anticipated in this important market, due to the delayed relaunch of the Euro line in April, 1998.

Included in export sales were sales of $6,557,000 in fiscal 1998 and $3,866,000 in fiscal 1997 to Sheth Group affiliates. See "Business (Suppliers)" and Note 8 of the Notes to Consolidated Financial Statements.

The overall volume decline was largely attributable to a decrease in fragrance sales. Increased sales volume for Royal, Regal and Premiere were entirely offset by a decline in Euro relating to the delayed relaunch of the restaged line. The Company experienced sales growth outside the fragrance lines relating principally to increased cosmetic pencil sales.

Of the net sales in fiscal 1998, approximately 4%, or $2,833,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1997, comparable numbers were 6%, or $4,427,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 6% of cost of sales in fiscal 1998 and 7% of cost of sales in fiscal 1997. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Gross profit decreased from $20,518,000 (30% of net sales) in fiscal 1997 to $17,251,000 (25% of net sales) in fiscal 1998. The decline related primarily to an inventory reduction program that the Company implemented which was designed to sell slower rotating finished goods at reduced margins as well as excess raw materials at prices slightly above cost.

Selling, general and administrative expenses ("SG&A") decreased by 4% from $17,093,000 (25% of net sales) in fiscal 1997 to $16,424,000 (24% of net sales)
in fiscal 1998. The decline was mainly attributable to overall lower marketing costs and cost reductions related to the disposition of the Brazilian subsidiary in May 1998, partially offset by higher bank fees in fiscal 1998 and increased compensation expense relating to extending the term of certain stock options to a former employee.

Interest expense decreased by 8% in fiscal 1998 from $1,940,000 in fiscal 1997 to $1,786,000 in fiscal 1998. This reduction related primarily to the conversion of certain subordinated debt into preferred stock and to a lesser degree, by lower interest costs relating to revolving credit line borrowings.

Fiscal 1998 other expenses included $60,000 of costs related to the amortization of a warrant valuation asset arising from issuance of warrants to an investment banker and previously recorded warrant valuation assets relating to the subordinated debt and $230,000 of litigation expenses arising from events related to the shareholder litigation. These respective expenses in fiscal 1997 were $63,000 and $72,000.

The Company recorded a net loss of $1,491,000 for fiscal 1998. After giving effect to preferred stock dividends, the Company recorded a fiscal 1998 net loss applicable to common stock of $1,944,000 or $.12 per share. In fiscal 1997, the Company recorded a net loss of $454,000 or $0.03 per share, after giving effect to the beneficial conversion feature of a preferred stock issue, the related warrant valuation adjustment and preferred stock dividends described in the following paragraph.

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

On February 21, 1997 the closing bid price of the Company's Common Stock as reported by the NASDAQ was $9 11/32. At that date, the Series B preferred stock carried a beneficial conversion feature of $2 3/32, the difference between the conversion price and the closing bid price per share of Common Stock. The value of the beneficial conversion feature has been reflected in the financial statements of the Company in a manner similar to that for a dividend to the preferred shareholder. Accordingly, the Company has recorded a charge to retained earnings and an increase in the value of the Series B Preferred Stock in the amount of $1,011,000. Additionally, as a result of the conversion, the Company wrote off $270,000 of warrant valuation costs attributable to the converted debt. This charge has also been recorded to retained earnings in a manner consistent with that for the beneficial conversion feature described above.

RESULTS OF OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

Net sales for the fiscal year ended August 30, 1997 were $68,959,000, an increase of 33% compared to net sales of $51,720,000 in the fiscal year ended August 31, 1996. The increase is primarily attributable to the success of the Royal line of fragrances which was introduced in early fiscal 1997. The Royal line was developed for the wholesale market and reversed the prior years' trend in that market channel, achieving success in both the U.S. and Latin America. Somewhat offsetting this increase was a loss of sales in the Euro line and the DCA line.

Overall, the Company's direct exports increased to $27,054,000 (39% of net sales) in fiscal 1997 compared to $14,524,000 (28% of net sales) in fiscal 1996. The increase in direct exports was largely due to the success of the Royal fragrance line. In Brazil, the Company continued the development of formal channels of distribution after establishing sales and warehouse facilities in early fiscal 1996. While the growth of the Brazilian market continues to be slower than anticipated, the Company believes that the market presents a strategic opportunity for sales growth in the future. During fiscal 1997, sales in Mexico returned to levels that were in existence prior to the Nuevo Peso devaluation in fiscal 1995. The success of the Royal fragrance line combined with the Company's strategy to formalize distribution of the Euro line in Mexico by servicing retail outlets through the Company's warehouse in Mexico City resulted in the improved sales.

Included in export sales were sales of $3,866,000 in fiscal 1997 and $1,997,000 in fiscal 1996 to Sheth Group affiliates. See "Business (Suppliers)" and Note 8 of the Notes to Consolidated Financial Statements.

Approximately 92% of the growth in sales resulted from increased sales in the fragrance lines. The new Royal fragrance line along with higher sales in the redesigned Premiere line and the newly introduced Regal line accounted for this growth. Sales growth outside the fragrance lines was principally realized in increased cosmetic pencil sales.

Of the net sales in fiscal 1997, approximately 6%, or $4,427,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1996, comparable numbers were 12%, or $6,165,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 7% of cost of sales in fiscal 1997 and 8% of cost of sales in fiscal 1996. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Tristar's gross profit both in dollar terms and as a percentage of sales increased in fiscal 1997 as compared to fiscal 1996. Comparable numbers were $20,518,000, or 29.8%, in fiscal 1997 and $10,919,000, or 21.1%, in fiscal 1996.
Factors which contributed to this improvement were the increased sales, lower level of low margin sales of discontinued product and product lines in fiscal 1997, a change in the product mix [moving to higher margin products] and lower costs associated with the introduction and manufacturing of a new product line.

Selling, general and administrative expenses ("SG&A") increased in fiscal 1997 to $17,093,000 from the fiscal 1996 level of $16,285,000. The increase was primarily attributed to expenses associated with the development of the chain market in the United States and the introduction and marketing of the Royal product line. As a percentage of sales, SG&A was 24.8% in fiscal 1997 compared to 31.5% in fiscal 1996.

Interest expense decreased by $419,000 in fiscal 1997 from the fiscal 1996 level of $2,359,000. This decrease was primarily attributable to the conversion of certain subordinated debt into preferred stock. The decrease was partially offset by increased average revolving credit agreement borrowings.

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

The Company recorded net income of $1,083,000 for fiscal 1997. After giving effect to the beneficial conversion feature of a preferred stock issue, the related warrant valuation adjustment and preferred stock dividends described in the following paragraph, the Company recorded a fiscal 1997 net loss applicable to common stock of $454,000 or $0.03 per share. In fiscal 1996, the Company recorded net loss of $12,053,000 or $0.72 per share.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Operating activities in fiscal 1998 provided $3,216,000 in cash. The cash provided was primarily the result of earnings adjusted for non-cash items, an increase in accounts payable offset by an increase in accounts receivable, and a reduction in inventory during fiscal 1998.

Accounts receivable grew primarily as a result of increased sales to related parties. Inventory decreased primarily due to an inventory reduction program implemented by the Company to sell slower rotating finished goods as well as excess raw materials at prices slightly above cost. Accounts payable increased as the Company delayed payments to certain vendors and increased its purchases of inventory and expanded manufacturing capability.

INVESTING ACTIVITIES

Capital expenditures during fiscal 1998 amounted to $1,599,000, relating mainly to production related machinery and equipment, facilities related items and computer equipment. Capital expenditures in fiscal 1997 and 1996 were $1,274,000 and $1,108,000, respectively.

FINANCING ACTIVITIES

During Fiscal 1998, the Company refinanced its former credit facility. Net cash used in financing activities during this period was primarily a result of related deferred loan costs. Remaining availability based on the borrowing formulas as of August 29, 1998 approximated $236,000.

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. At August 29, 1998, the Revolving Credit bore interest at a rate of 10.0%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.5% at August 29, 1998) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 29, 1998 the Company had outstanding borrowings under the Cap Ex Facility totalling $643,000 in capital expenditures. Principal payments are due at the rate of $11,800 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Additional collateral in the form of a $1,500,000 standby letter of credit has been provided by the Sheth Group for the benefit of the new lender. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. On October 4, 1998, the Company negotiated an amendment of all restrictive financial covenants. The company was in violation of certain covenants as of May 30, 1998 and August 29, 1998 and was extended waivers to such covenants by the lender.

The new Credit Agreement, together with cash generated by operations and the continued ability to delay payments to vendors as necessary should provide sufficient cash to meet the cash requirements of the Company for the foreseeable future.

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Sheth Group affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the commercial lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's Series A convertible preferred stock (SEE Note 12 of the Notes to the Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments $567,000 on the converted debt.

The settlement of the stockholder class action litigation recorded in May 1993 ($9.5 million) resulted in a material change to the Company's long-term debt to equity ratio. The Company at August 31, 1996 had outstanding subordinated long-term debt to Sheth Group affiliate of $8.0 million related to that settlement. On February 21, 1997, $3.5 million of this debt was converted into the Company's Series B convertible preferred stock (See Note 12 of the Notes to the Consolidated Financial Statements).

Effective May 30, 1998, the Company sold all of the capital stock and distribution rights of its Brazilian subsidiary to Transvit Distribution Corp. ("TDC"), a wholly owned affiliate of the Sheth Group, for $2,800,000. The agreement provides for a non-compete restriction and a supply arrangement whereby the Company agreed to continue selling product to the Brazilian unit through May 31, 2001. The Company also received an option to repurchase the stock and distribution rights from TDC at anytime prior to May 31, 2003. The Company currently has no plans to repurchase the stock and distribution rights under this option.

The Company received payment from TDC in the form of a $2,800,000 reduction of the subordinated debt to Nevell Investments, S.A., ("Nevell") another affiliated company within the Sheth Group (described more fully in Note 6.) The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000 and was recorded as an increase in additional paid-in-capital.

Repayments on the remaining $1,700,000 debt will begin in the year 2001. As of August 29, 1998, the Company's financial statements reflect accrued interest of $1,164,000 due on this related party debt including the delinquent amounts due on debt converted to preferred stock. In March 1998, the Company negotiated an agreement with Nevell Investments, S.A., ("Nevell") to eliminate any future accrual of interest on the outstanding debt to Nevell.

The Company also purchases certain equipment, primarily manufacturing equipment, office furniture, computer equipment and software, under long-term purchase agreements. These purchases are not material to the Company's cash flow.

The Company does not have any plans to pay any cash dividends on the Common Stock or the Preferred Series A and B Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing revolving lines of credit.

Effective September 3, 1998, the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share. In addition, the Company issued 125,000 warrants which are convertible into common shares at a conversion price of between $4.00 to $6.28 per share. The Company received proceeds of approximately $4,700,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Senior Convertible Preferred Stock.

The Series C Preferred Stock holders are entitled to receive a cummulative cash dividend of $4.80 per share annually. The dividend is payable quarterly in arrears ($1.20 per quarter). See Note 23 of the Notes to the Consolidated Financial Statements for further discussion.

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

INFLATION

During fiscal year ended 1998, and consistent with the Company's 1997 and 1996 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. However, the devaluation of the Mexican Nuevo Peso in December 1994 had an impact on the Company's sales with lower direct exports into Mexico. See Note 19 of the Notes to the Consolidated Financial Statements for further discussion.

POTENTIAL ADVERSE EFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The results for fiscal 1999 could be adversely affected by each or all of the following factors:


1. LATIN AMERICA ECONOMIES. Growth in sales, or even the maintenance of existing sales levels, as well as the collection of accounts receivable in certain Latin American countries (including Mexico) depend to a large extent on the economic health and political stability of those countries. Any deterioration in the economic or political stability in such countries could adversely affect sales and the collectability of accounts receivable.
2. NEW MARKETS. The Company continues to develop and expand sales and marketing operations in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors nor that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions and high levels of taxes on imports, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.
3. MEXICAN MARKET. The Company believes that some of its customers based in the United States sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities may have an adverse effect on the Company's sales to such customers.

4. SUPPLY OF PRODUCTS. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources which include related parties. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Sheth Group affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.
5. INTERNAL REVENUE SERVICE. In February 1997, the Internal Revenue Service ("the IRS") concluded its examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, it could be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it could lose a significant amount of its existing net operating loss carry-forward benefits. No accrual for the impact of the proposed IRS adjustment has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

YEAR 2000 COMPLIANCE

As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have a date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions and engage in normal business activities.

As part of the Company's Year 2000 readiness program ("Y2K Plan"), management has evaluated its Programs and Systems. The Company's Y2K Plan's focus is on assessing and assuring compliancy in the following areas: hardware, operating systems, legacy applications and data, external linkages and non-information systems areas.

o Tristar's operating systems are centered around Hewlett Packard Unix, Microsoft NT and Windows 95. The Company operates these systems under licenses and maintenance agreements which provide for service upgrades in early 1999 to remedy the Year 2000 compliance issues. The principal legacy applications consist of Manufacturing Total Management Sytem ("MTMS") which is licensed from LK Global (United Kingdom) who has informed Tristar that they plan to have upgraded software to their customers by Spring 1999.

o With respect to hardware, compliancy testing has been completed. Certain computers and equipment with non-compliant code and real-time clocks have been identified and will be upgraded or replaced during the first six months of 1999 or manually reset on January 1, 2000. Phone switches and voice mail systems will be certified by vendors by June 1999.

o The non-information systems areas include such equipment as air conditioning/heating units, security systems, laboratory equipment and time and attendance clocks. The Company is in process of assessing these items and plans to complete its prognosis and implement solutions by the end of the third calendar quarter of 1999. Additionally, Tristar is reviewing electronic communications with its trading partners such as customers, vendors, financial institutions and other external relationships, each of whom will be asked to certify Year 2000 compliancy and/or recommend upgrades or solutions by July 1999.

o The Company has allocated human resources as appropriate within its Information Systems group to coordinate the activities required to obtain compliance. Although the ultimate cost of attaining Year 2000 compliance is not fully known at this time, management anticipates that its external costs will not exceed $200,000. These costs will be funded from operations or additional borrowings under the revolving credit facility.

The costs of Year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's Y2K Plan is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a materal adverse effect on the Company's financial condition and results of operations.

In summary, if the Company does not successfully obtain a Year 2000 compliant software product from LK Global in a timely manner, the Company could be adversely affected. However, the Company believes that it will successfully handle the Year 2000 date change and that the problem will not have a material effect on consolidated financial position, results of operations or cash flows, but no assurances can be given in this regard.

In the event the Company determines following the Year 2000 date change that its Programs and Systems are not Year 2000 complaint, the Company will likely experience considerable delays in processing and compiling data, processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is Year 2000 complaint, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including data compilation, information management services and financial reporting, as well as its various administrative functions.

The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996 and before October 19, 1998. As such, to the extent permitted by applicable law, previously disclosed statements of or by the Company and its management concerning the Company's Year 2000 readiness are intended to constitute "Year 2000 Readiness Disclosures," as defined in the Act.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on the Company's fiscal 1999 results.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cashflow of the Company.

The Company's short term and long term debt at August 29, 1998 bears interest at variable rates (SEE Note 5 of the Notes to the consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt would result in an approximate $114,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of August 29, 1998.

As discussed in Note 19 of the Notes to the Consolidated Financial Statements, the Company's direct exports comprise approximately 44% of net sales for the fiscal year ended August 29, 1998. In addition, certain U.S. based customers ultimately distribute the company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item will be contained in the Company's Proxy Statement for its 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company's Proxy Statement for its 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in the Company's Proxy Statement for its 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in the Company's Proxy Statement for its 1999 Annual Meeting, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      The following documents are filed as part of this report:

         1. FINANCIAL STATEMENTS: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 29, 1998, August 30, 1997, and August 31, 1996 required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

         2. FINANCIAL STATEMENT SCHEDULES: Any financial statement schedules for the years ended August 29, 1998, August 30, 1997, and August 31, 1996, required in Item 8 of Part II of this report are annexed to this report as a separate section.

         (B)      REPORTS ON FORM 8-K:
                  1. The Company filed a report on form 8-K dated July 22, 1997 reporting the change of the Company's accountants for fiscal 1998 to Coopers & Lybrand L.L.P., who had been the Company's auditors prior to fiscal 1995.
                  2. The Company filed a report on July 29, 1998 reporting the sale of its Brazilian subsidiary for $2,800,000 to a Sheth Group affiliate, Transvit Distribution Corporation.

         (C)      EXHIBITS

EXHIBIT INDEX

         *3.1     Certificate of Incorporation of the Registrant, as amended.

         3.2 By-Laws of the Registrant (Amended as of August 14, 1992). Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended August 31, 1992.

         4 Form of Registrant Common Stock certificate. Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993.

         10.1 1991 Amended and Restated Stock Option Plan of the Registrant. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended August 31, 1992.

         10.9 Lease Agreement Re: Corporate Headquarters in San Antonio dated January 13, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                  Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

         10.12 Distribution Agreement (the "Distribution Agreement") with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. dated October 28, 1992. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended August 31, 1992.

         10.13 Letter Agreement Amendment dated August 30, 1993 to the Distribution Agreement. Incorporated by reference to Exhibit
                  10.28 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

         10.14 Agreement and First Amendment to Distribution Agreement dated October 8, 1993 with Eurostar Perfumes, Inc. and S&J Perfume, Ltd. Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

         10.15 Agreement dated August 31, 1995, among the Company, Eurostar Perfumes, Inc. and Starion International, Ltd., terminating the Distribution Agreement. Incorporated by reference to
                  Exhibit 10.3 of the Company's Report on Form 8-K dated August 31, 1995.

         10.16 Agreement dated August 31, 1993 between the Core Sheth Families, Viren Sheth, Starion International, Ltd. and the Registrant. Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

         10.17 Financing Agreement dated August 31, 1993 between the Core Sheth Families and the Registrant. Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

         10.18 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for period ended November 30, 1993.

         10.23 Amendment to Common Stock Purchase Warrant dated August 31, 1995, between the Company and Starion International, Ltd. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated August 31, 1995.

         10.29 Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996. Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

         10.30 Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit Promissory Note to 666,529 Shares of Series A Convertible Preferred Stock dated December 11, 1996. Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

         10.33 Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997. Incorporated by reference to Exhibit
                  10.32 of the Company's Quarterly Report on Form 10-Q for the period ended March 1, 1997.

         10.35 Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21, 1997. Incorporated by reference to Exhibit 10.34 of the Company's Quarterly Report on Form 10-Q for the period ended March 1, 1997.

         10.38 Employment Agreement between the Company and Richard Howard dated November 26, 1997, incorporated by reference to Exhibit
                  10.38 of the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

         10.39 Revolving Credit Term Loan and Security Agreement dated December 19, 1997, between the Company and BNY Financial Corporation, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

         *10.40 Stock purchase agreement between the Company and Transvit Distribution Corporation dated May 30, 1998.

         *10.41 Letter agreement between the Company and Nevell Investments, S.A. ("Nevell")dated March 1, 1998.

         *10.42 Investment agreement between the Company and Pioneer Ventures Associates Limited Partnership, dated September 3, 1998.

         *10.43 Warrant to purchase shares of common stock of the Company granted to Pioneer Ventures Associates Limited Partnership, dated September 3, 1998.

         *10.44 Trademark agreement between the Company and S&J Perfume Company, dated September 3, 1998.

         *10.45   Voting and shareholders agreement, dated September 3, 1998.

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

         *24.1    Consent by PricewaterhouseCoopers LLP.

         *24.2    Consent by KPMG Peat Marwick LLP.

         *27      Financial Data Schedule.

         ---------------------------
         *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  _________________               TRISTAR CORPORATION

                                       By: /s/ VIREN S. SHETH
                                       VIREN S. SHETH,
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                       By/s/ RICHARD R. HOWARD
                                       RICHARD R. HOWARD
                                       President and Chief Operations Officer

                                       By:  /s/ROBERT M. VIOLA
                                       ROBERT M. VIOLA
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    ________________                   /s/RICHARD P. RIFENBURGH
                                            RICHARD P. RIFENBURGH, Director

Date:    ________________                   /s/ROBERT R. SPARACINO
                                            ROBERT R. SPARACINO, Director

Date:    ________________                   /s/VIREN S. SHETH
                                            VIREN S. SHETH, Director

Date:    ________________                   /s/AARON ZUTLER
                                            AARON ZUTLER, Director

Date:    ________________                   /s/JAY J. SHETH
                                            JAY J. SHETH, Director

Date:    ________________                   /s/B. J. HARID
                                            B. J. Harid, Director

Date:    ________________                   /s/ROBERT A. LERMAN
                                            Robert Lerman, Director

                               TRISTAR CORPORATION
                               SAN ANTONIO, TEXAS

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 29, 1998


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

                      TRISTAR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ITEM 14(A)(1) AND (2)

The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports                                                                    F1 and F2

Consolidated Financial Statements:

    Balance sheets as of August 29, 1998 and August 30, 1997                                     F3 and F4

    Statements of operations for each of the three years in the period ended August 29, 1998     F5

    Statements of shareholders' equity for each of the three years in the
        period ended August 29, 1998                                                             F6

    Statements of cash flows for each of the three years in the period ended August 29, 1998     F7 - F8

    Notes to consolidated financial statements                                                   F9 to F23


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule of TRISTAR CORPORATION and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts                                                  F24

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

December 4, 1998

To the Board of Directors and Shareholders of Tristar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cashflows present fairly, in all material respects, the financial position of Tristar Corporation and its subsidiaries as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index appearing under item 14(a)(1) and (2), presents fairly, in all material respects, the information as of August 29, 1998 and August 30, 1997 and for the years then ended, set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

                          Independent Auditors' Report

The Board of Directors and Shareholders
Tristar Corporation:

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Tristar Corporation and Subsidiaries for the year ended August 31, 1996. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended August 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tristar Corporation and subsidiaries for the year ended August 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended August 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP


San Antonio, Texas
December 11, 1996

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  August 29,    August 30,
                                    ASSETS                           1998          1997
                                                                 -----------   -----------
Current assets:
     Cash ....................................................   $    66,000   $   492,000
     Accounts receivable, less allowance for doubtful accounts
       of $895,000 and $1,052,000, respectively ..............    14,206,000    15,930,000
     Accounts receivable - related parties - net .............     3,607,000     1,820,000
     Inventories .............................................    11,375,000    13,560,000
     Prepaid expenses ........................................       186,000       632,000
     Other current assets ....................................       141,000          --
                                                                 -----------   -----------

          Total current assets ...............................    29,581,000    32,434,000

Property, plant and equipment, less accumulated depreciation
     of $8,805,000 and $7,101,000 ............................     8,199,000     8,094,000
                                                                 -----------   -----------

Other assets:
     Warrant valuation, less accumulated amortization
       of $1,805,000 and $1,769,000, respectively ............       103,000       320,000
     Other assets ............................................       825,000       236,000
                                                                 -----------   -----------

          Total other assets .................................       928,000       556,000
                                                                 -----------   -----------

             Total assets ....................................   $38,708,000   $41,084,000
                                                                 ===========   ===========

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                               LIABILITIES AND                                 August 29,      August 30,
                             SHAREHOLDERS' EQUITY                                1998            1997
                                                                              ------------    ------------
Current liabilities:
     Book overdraft .......................................................   $    334,000    $       --
     Revolving credit agreement borrowings, current .......................      7,612,000       9,732,000
     Accounts payable - trade .............................................      9,289,000       8,139,000
     Accounts payable - related parties - net .............................      5,185,000       4,463,000
     Accrued bonuses ......................................................        164,000         257,000
     Accrued interest expense - subordinated debt .........................      1,731,000       1,582,000
     Other accrued expenses ...............................................      1,467,000       2,047,000
     Income taxes payable .................................................           --            11,000
     Current portion of capital lease obligations .........................        144,000          42,000
     Current portion of long-term debt ....................................        822,000          28,000
                                                                              ------------    ------------
          Total current liabilities .......................................     26,748,000      26,301,000

Revolving credit agreement borrowings, noncurrent .........................           --           473,000
Long-term debt, less current portion ......................................      2,781,000       2,474,000
Obligations under capital leases, less current portion ....................        130,000          37,000
Subordinated long-term debt - related parties .............................      1,700,000       4,500,000
                                                                              ------------    ------------

          Total liabilities ...............................................     31,359,000      33,785,000
                                                                              ------------    ------------
Commitments and contingencies (Note 17)

Shareholders' equity:
     Preferred stock, $.05 par value; authorized 1,000,000 shares:
       Series A, 666,529 shares issued and outstanding ....................      4,666,000       4,666,000
       Series B, 120,690 shares issued and outstanding ....................      4,511,000       4,511,000
     Common stock, $.01 par value; authorized 30,000,000 shares; issued and
       outstanding 16,761,493 shares in 1998 and 16,729,074 shares in 1997         168,000         168,000
     Additional paid-in capital ...........................................     12,483,000      10,566,000
     Foreign currency translation adjustment ..............................       (376,000)           --
     Accumulated deficit ..................................................    (14,103,000)    (12,612,000)
                                                                              ------------    ------------
          Total shareholders' equity ......................................      7,349,000       7,299,000
                                                                              ------------    ------------
             Total liabilities and shareholders' equity ...................   $ 38,708,000    $ 41,084,000
                                                                              ============    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended
                                                       --------------------------------------------
                                                        August 29,      August 30,     August 31,
                                                          1998             1997            1996
                                                       ------------    ------------    ------------
Net sales ..........................................   $ 67,683,000    $ 68,959,000    $ 51,720,000

Cost of sales ......................................     50,432,000      48,441,000      40,801,000
                                                       ------------    ------------    ------------
Gross profit .......................................     17,251,000      20,518,000      10,919,000

Selling, general and administrative expenses .......     16,424,000      17,093,000      16,285,000
                                                       ------------    ------------    ------------
Income (loss) from operations ......................        827,000       3,425,000      (5,366,000)

Other income (expense):
     Interest expense ..............................     (1,786,000)     (1,940,000)     (2,359,000)
     Other expense .................................       (240,000)       (252,000)       (434,000)
     Litigation expenses ...........................       (230,000)        (72,000)       (162,000)
                                                       ------------    ------------    ------------
Income (loss) before income taxes ..................     (1,429,000)      1,161,000      (8,321,000)

Income tax expense .................................         62,000          78,000       3,732,000
                                                       ------------    ------------    ------------
Net income (loss) ..................................     (1,491,000)      1,083,000     (12,053,000)

Less:
     Cumulative preferred stock dividends in arrears       (453,000)       (256,000)           --
     Beneficial conversion feature .................           --        (1,011,000)           --
     Warrant valuation adjustment ..................           --          (270,000)           --
                                                       ------------    ------------    ------------
Net loss applicable to common stock ................   $ (1,944,000)   $   (454,000)   $(12,053,000)
                                                       ============    ============    ============
Loss per Common Share:

Basic ..............................................   $       (.12)   $       (.03)   $       (.72)
                                                       ============    ============    ============
Diluted ............................................   $       (.12)   $       (.03)   $       (.72)
                                                       ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997 AND AUGUST 31, 1996

                                                                                    PREFERRED STOCK
                                                                    -------------------------------------------
                                                COMMON STOCK              SERIES A               SERIES B
                                          -----------------------   --------------------   --------------------
                                             SHARES       AMOUNT    SHARES      AMOUNT      SHARES     AMOUNT
                                          -----------    --------   -------   ----------   -------   ----------
Balance, August 31, 1995 ..............    16,629,683    $166,000      --           --        --           --

Net loss ..............................

Exercise of stock options .............        10,000        --        --           --        --           --

Contribution to 401(k) Plan ...........        10,493       1,000      --           --        --           --
                                          -----------    --------   -------   ----------   -------   ----------
Balance, August 31, 1996 ..............    16,650,176     167,000      --           --        --           --

Net income ............................

Exercise of stock options .............        73,500       1,000      --           --        --           --

Contribution to 401(k) Plan ...........         5,398        --        --           --        --           --

Issuance of Series A Preferred
     Stock ............................          --          --     666,529   $4,666,000      --           --

Issuance of Series B Preferred
     Stock ............................          --          --        --           --     120,690   $4,511,000

Beneficial conversion feature (Note 12)          --          --        --           --        --           --

Warrant valuation adjustment (Note 12)           --          --        --           --        --           --
                                          -----------    --------   -------   ----------   -------   ----------
Balance, August 30, 1997 ..............    16,729,074     168,000   666,529    4,666,000   120,690    4,511,000

Net loss ..............................

Exercise of stock options .............        27,495        --        --           --        --           --

Contribution to 401(k) Plan ...........         4,924        --        --           --        --           --

Capital contribution on sale of
     subsidiary .......................          --          --        --           --        --           --

Issuance of warrants ..................          --          --        --           --        --           --

Foreign currency translation
     adjustment .......................          --          --        --           --        --           --
                                          ===========    ========   =======   ==========   =======   ==========
Balance, August 29, 1998 ..............    16,761,493    $168,000   666,529   $4,666,000   120,690   $4,511,000
                                          ===========    ========   =======   ==========   =======   ==========
                                                         FOREIGN
                                          ADDITIONAL     CURRENCY
                                           PAID-IN      TRANSLATION    ACCUMULATED
                                           CAPITAL      ADJUSTMENT       DEFICIT
                                          -----------   -----------    ------------
Balance, August 31, 1995 ..............   $10,281,000          --      $   (361,000)

Net loss ..............................                                 (12,053,000)

Exercise of stock options .............         5,000          --              --

Contribution to 401(k) Plan ...........        68,000          --              --
                                          -----------   -----------    ------------
Balance, August 31, 1996 ..............    10,354,000          --       (12,414,000)

Net income ............................                                   1,083,000

Exercise of stock options .............       180,000          --              --

Contribution to 401(k) Plan ...........        32,000          --              --

Issuance of Series A Preferred
     Stock ............................          --            --              --

Issuance of Series B Preferred
     Stock ............................          --            --              --

Beneficial conversion feature (Note 12)          --            --        (1,011,000)

Warrant valuation adjustment (Note 12)           --            --          (270,000)
                                          -----------   -----------    ------------
Balance, August 30, 1997 ..............    10,566,000          --       (12,612,000)

Net loss ..............................                                  (1,491,000)

Exercise of stock options .............       264,000          --              --

Contribution to 401(k) Plan ...........        51,000          --              --

Capital contribution on sale of
     subsidiary .......................     1,506,000          --              --

Issuance of warrants ..................        96,000          --              --

Foreign currency translation
     adjustment .......................          --     $  (376,000)           --
                                          ===========   ===========    ============
Balance, August 29, 1998 ..............   $12,483,000   $  (376,000)   $(14,103,000)
                                          ===========   ===========    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended
                                                                --------------------------------------------
                                                                  August 29,     August 30,     August 31,
                                                                     1998           1997           1996
                                                                 ------------    -----------    ------------
Cash flows from operating activities:
     Net income (loss) .......................................   $ (1,491,000)   $ 1,083,000    $(12,053,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization .........................      1,775,000      1,710,000       1,847,000
       Provision for losses on accounts receivable ...........        998,000        729,000       1,028,000
       Provision for market valuation of inventory ...........        720,000      1,005,000       1,468,000
       Provision for (reduction in)  LIFO reserve ............       (685,000)      (525,000)        198,000
       Foreign currency translation adjustment ...............       (376,000)          --              --
       Deferred income tax expense ...........................           --             --         3,881,000
       Loss on disposal of assets ............................           --            2,000           6,000
       Compensation expense related to extension of stock
         options .............................................        217,000
       Issuance of stock in connection with 401K plan ........         51,000         32,000          69,000
       Amortization of deferred loan costs ...................        188,000
       Amortization of warrant valuation .....................         60,000         63,000          83,000
       Change in operating assets and liabilities:
          Accounts receivable ................................     (1,642,000)    (7,439,000)     (5,368,000)
          Inventories ........................................      1,414,000     (1,348,000)         49,000
          Prepaid expense ....................................        333,000       (374,000)         (5,000)
          Other current assets ...............................        (69,000)          --              --
          Accounts payable ...................................      1,973,000      4,469,000       5,612,000
          Accrued expenses ...................................       (239,000)     1,663,000         275,000
          Income taxes payable ...............................        (11,000)       (74,000)       (423,000)
                                                                 ------------    -----------    ------------
          Net cash provided by (used in) operating activities       3,216,000        996,000      (3,333,000)
                                                                 ------------    -----------    ------------
Cash flows from investing activities:
     Capital expenditures ....................................     (1,599,000)    (1,274,000)     (1,108,000)
     Proceeds from sale of fixed assets ......................           --             --           580,000
     Decrease (increase) in other assets .....................        (20,000)       124,000        (170,000)
                                                                 ------------    -----------    ------------
          Net cash used in investing activities ..............     (1,619,000)    (1,150,000)       (698,000)
                                                                 ------------    -----------    ------------
Cash flows from financing activities:
     Book overdraft ..........................................        334,000           --              --
     Borrowings under new revolving credit facility ..........     53,948,000           --              --
     Repayments under new revolving credit facility ..........    (46,336,000)          --              --
     Net borrowings (repayment) under former revolving
       credit facility .......................................    (10,205,000)       886,000       3,936,000
     Proceeds from long-term debt ............................      4,258,000           --           274,000
     Principal payments on capital leases ....................       (132,000)       (18,000)        (25,000)
     Principal payments on long-term debt ....................     (3,157,000)      (635,000)       (732,000)
     Deferred loan costs relating to revolving credit facility       (780,000)          --              --

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     Proceeds from issuance of common stock .................        47,000       180,000         5,000
                                                                -----------    ----------   -----------
          Net cash provided by (used in) financing activities    (2,023,000)      413,000     3,458,000
                                                                -----------    ----------   -----------
Net increase (decrease) in cash .............................      (426,000)      259,000      (573,000)
Cash at beginning of year ...................................       492,000       233,000       806,000
                                                                -----------    ----------   -----------
Cash at end of year .........................................   $    66,000    $  492,000   $   233,000
                                                                ===========    ==========   ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest .............................................   $ 1,637,000    $1,527,000   $ 1,786,000
       Income taxes paid, net of refunds ....................   $   131,000    $  144,000   $   293,000

Supplemental disclosure of noncash financing and investing activities:
       1998

     o A non-cash increase in property and equipment and obligations under capital leases of $327,000.

     o Sale of Brazilian subsidiary to an affiliated company. The result was a non-cash decrease of subordinated debt to Nevell Investments, S.A. of $2,800,000 (See Note 6 for further discussion.)

     o Warrants issued to an investment banker resulted in a non-cash increase in additional paid-in-capital and other assets of $96,000.

       1997

     o During fiscal year 1997, Nevell Investments, S.A. and Transvit Manufacturing Corporation converted $4,511,000 and $4,666,000, respectively, of subordinated debt into preferred stock. The beneficial conversion feature associated with the conversion of the Nevell Investments, S.A. subordinated debt totaled $1,011,000. Additionally, as a result of this conversion, the Company wrote off $270,000 of warrant valuation costs. Refer to Note 8 for additional discussion.

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION
The Company, which is primarily owned by companies under the control of the Sheth Group (Starion International, Ltd., a British Virgin Islands Limited Partnership ("Starion B.V.I.") and Transvit Manufacturing Corporation ("Transvit")), operates in one industry segment; the development, manufacturing, marketing and distribution of designer alternative fragrances, complimentary products to those fragrances and cosmetic pencils, and in the marketing and distribution of other cosmetic products and selected toiletry products. The Company distributes its products to more than 1,000 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. One customer accounted for slightly more than ten percent of the Company's net sales in fiscal 1998, while no single customer accounted for more than ten percent of the Company's net sales in fiscal years 1997 and 1996.

FISCAL YEAR END
The Company changed its fiscal year end in 1996 from one ending on August 31 to a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. There was no effect on the accompanying financial statements because the 1996 fiscal year also ended on August 31. The 1998 and 1997 fiscal years ended on August 29 and August 30, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Effective May 30, 1998, the company sold its Brazilian subsidiary. See Note 6 for further discussion.

INVENTORY
Inventories are stated at the lower of last-in-first-out (LIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations.

The estimated useful lives are as follows:

           Buildings                       32 years
           Leasehold improvements          Term of the lease or estimated useful
                                             life, whichever is less
           Furniture and equipment         7 to 10 years
           Manufacturing equipment         7 years
           Vehicles                        5 years

Gains and losses from disposals of property and equipment are reflected in the Statement of Operations in the period of disposal.

EQUIPMENT UNDER CAPITAL LEASES
Equipment under capital leases is amortized over the term of the lease or the estimated useful life of the equipment, whichever is less.

REVENUE RECOGNITION
Revenue is recognized by the Company when goods are shipped and title passes to the purchaser.

NET INCOME (LOSS) PER COMMON SHARE
The Company adopted SFAS No. 128, "Earnings per Share," in fiscal, 1998. Accordingly, basic EPS is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders, as adjusted for the assumed conversion of preferred stock, if applicable, by the sum of the weighted-average number of common shares outstanding, and the number of additional common shares that would have been outstanding if dilutive options, warrants and convertible preferred stock had been exercised or converted. All prior-period EPS amounts presented have been restated to conform to the provisions of SFAS No. 128.

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

FOREIGN CURRENCY TRANSACTIONS
The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Foreign currency denominated accounts payable balances outstanding at August 29, 1998 and August 30, 1997 have been translated to U.S. dollars utilizing exchange rates in effect at the respective balance sheet dates.

Financial statements of foreign subsidiaries have been translated based on the U.S. dollar being the functional currency of the subsidiaries. Monetary assets and liabilities are translated utilizing the appropriate period ending exchange rates. Non-monetary assets are translated utilizing historical exchange rates. Results of operations, with the exception of cost of sales and depreciation, are translated using the average exchange rates prevailing throughout the year. Cost of sales and depreciation are translated at the historic rates of the inventory sold and underlying property, plant and equipment, respectively. Except as discussed below, foreign currency translation gains and losses are reflected in the Statements of Operations.

Effective June 1, 1998, the Company classified approximately $3.8 million of intercompany receivable from its Mexican subsidiary as a permanent investment. Accordingly, effective June 1, 1998 all translation gains and losses related to this intercompany balance have been recorded directly to Shareholders' Equity as Foreign Currency Translation Adjustment. The Company believes this classification is appropriate as there is no intent for these amounts to be repaid, there are no repayment terms, and the amounts outstanding are non-interest bearing.

The net foreign currency transaction and translation losses reflected in the Statement of Operations for the years ended August 29, 1998, August 30, 1997 and August 31, 1996 were approximately $111,000, $156,000 and $95,000 respectively.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs were approximately $1,860,000, $4,124,000, and $2,859,000 for the year ended August 29, 1998,
August 30, 1997 and August 31, 1996, respectively.

RECLASSIFICATION OF PRIOR PERIOD AMOUNTS
Certain prior period amounts have been reclassified to conform to the current year presentation.

2.    LOSS PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations, as required by SFAS No. 128, is presented below:

                                                                           YEAR ENDED
                                                       --------------------------------------------------
                                                         AUGUST 29,        AUGUST 30,        AUGUST 31,
                                                            1998              1997             1996
                                                       --------------    --------------    --------------
Basic EPS:

Net loss applicable to common stock ................   $   (1,944,000)   $     (454,000)   $  (12,053,000)

Weighted-average number of common shares outstanding       16,748,798        16,709,690        16,641,218
                                                       --------------    --------------    --------------
Basic EPS ..........................................   $         (.12)   $         (.03)   $         (.72)
                                                       ==============    ==============    ==============
Diluted EPS ........................................   $         (.12)   $         (.03)   $         (.72)
                                                       ==============    ==============    ==============

Dilutive EPS equals basic EPS for the years ended August 29, 1998, August 30, 1997 and August 31, 1996 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

3.  INVENTORIES:
                                                August 29,          August 30,
                                                   1998                1997
                                               ------------        ------------
Raw materials ..........................       $  4,728,000        $  6,105,000
Work-in-process ........................          1,209,000           2,101,000
Finished goods .........................          6,342,000           7,684,000
                                               ------------        ------------
                                                 12,279,000          15,890,000

Reserves for market valuation ..........           (640,000)         (1,381,000)
LIFO valuation allowance ...............           (264,000)           (949,000)
                                               ------------        ------------
                                               $ 11,375,000        $ 13,560,000
                                               ============        ============

During 1998, cost of sales was reduced by approximately $572,000 as a result of a LIFO inventory decrement.

4. PROPERTY, PLANT AND EQUIPMENT:
                                                August 29,          August 30,
                                                  1998                 1997
                                               ------------        ------------
Land ...................................       $     43,000        $     43,000
Building ...............................          3,767,000           3,767,000
Leasehold improvements .................            221,000             235,000
Machinery and equipment ................          9,602,000           7,802,000
Computer equipment .....................          2,676,000           2,403,000
Furniture and equipment ................            695,000             945,000
                                               ------------        ------------
                                                 17,004,000          15,195,000
Less accumulated depreciation ..........         (8,805,000)         (7,101,000)
                                               ------------        ------------
                                               $  8,199,000        $  8,094,000
                                               ============        ============

During the fiscal years ended August 29, 1998, August 30, 1997 and August 31, 1996, the Company recorded depreciation expense of $1,775,000, $1,710,000 and $1,847,000.

5. REVOLVING CREDIT AGREEMENT BORROWINGS AND LONG-TERM DEBT:

                                                    August 29,      August 30,
                                                      1998            1997
                                                   ------------    ------------
Revolving credit agreement borrowings, current ..  $  7,612,000    $  9,732,000
Revolving credit agreement borrowings, noncurrent          --           473,000
                                                   ------------    ------------
                                                   $  7,612,000    $ 10,205,000
                                                   ============    ============
Term loan .......................................  $  2,960,000    $  2,474,000
Capital expenditure loan ........................       643,000            --
Other ...........................................          --            28,000
                                                   ------------    ------------
                                                      3,603,000       2,502,000
Less current portion ............................      (822,000)        (28,000)
                                                   ------------    ------------
Long-term debt, less current portion ............  $  2,781,000    $  2,474,000
                                                   ============    ============

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with a new lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At August 29, 1998, the Revolving Credit bore interest at a rate of 10.0%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Remaining availability under the line as of August 29, 1998 approximated $236,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse clause", as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.5% at August 29, 1998) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 35 months beginning in January, 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 29, 1998 the Company had outstanding borrowings under the Cap Ex Facility totalling $643,000 in capital expenditures. Principal payments are due at the rate of $11,800 per month.

Aggregate maturities of amounts outstanding under the Term Loan and Cap Ex Facility are as follows as of August 29, 1998:

       Fiscal Year                Amount
---------------------------   --------------
           1999               $      822,000
           2000                      822,000
           2001                      822,000
           2002                    1,137,000
                              --------------
                              $    3,603,000
                              ==============

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants as of May 30, 1998 and August 29, 1998 and was granted waivers to such covenants by the lender.

6.  SALE OF WHOLLY-OWNED BRAZILIAN SUBSIDIARY

Effective May 30, 1998, the Company sold all of the capital stock and distribution rights of its Brazilian subsidiary to Transvit Distribution Corp. ("TDC"), a wholly owned affiliate of the Sheth Group, for $2,800,000. The agreement provides for a non-compete restriction and a supply arrangement whereby the Company agreed to continue selling product to the Brazilian unit through May 31, 2001. The Company also received an option to repurchase the stock and distribution rights from TDC at anytime prior to May 31, 2003. The Company currently has no plans to repurchase the stock and distribution rights under this option.

The Company received payment in the form of a reduction of the subordinated debt to Nevell Investments, S.A., ("Nevell") another affiliated company within the Sheth Group (See Note 7.) The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000 and was recorded as an increase in additional paid-in-capital.

7. SUBORDINATED LONG-TERM DEBT:

Subordinated long-term debt totaling $1,700,000 and $4,500,000 as of August 29, 1998 and August 30, 1997, respectively, represents a loan made by the Sheth Group through their affiliate Nevell Investments, S.A., ("Nevell") to finance the Company's payments under the stockholder class action litigation settlement (see Note 18.) The debt has a term of ten years with principal payable 20% at the end of the eighth and ninth years (fiscal 2001 and fiscal 2002, respectively) and the remaining 60% payable at the end of the tenth year (fiscal
2003). In March 1998, the Company negotiated an agreement with Nevell to eliminate any future accrual of interest on the outstanding debt to Nevell.

Aggregate maturities of subordinated long-term debt at August 29, 1998 are as follows:
       Fiscal Year                Amount
---------------------------   --------------
           2001               $      900,000
           2002                      800,000
                              --------------
                              $    1,700,000
                              ==============

8.  RELATED PARTY TRANSACTIONS:

As of August 29, 1998, a majority of the Company's outstanding stock (73%) is owned by companies under control of the Sheth Group. The acquisition of this ownership occurred in several stages beginning in February 1986 and ending in August 1995. Effective April 22, 1998, the Sheth Group sold 700,000 shares of the Company's stock to a business associate. The purchase price was substantially lower than the price reported by NASDAQ, reflecting a discount from the market price due to the magnitude of the transaction and the relatively low trading volume of the Company's stock. This transaction reduced the Sheth Group holdings to 73% of the Company's outstanding stock.

The Company purchases finished goods and components from Sheth Group affiliates. During fiscal 1998, 1997 and 1996 the Company purchased approximately $4,227,000, $6,503,000, and $7,037,000, respectively, of such products.

The Company sold products to Sheth Group affiliates during fiscal 1998, 1997 and 1996 of approximately $6,557,000, $3,866,000, and $1,997,000, respectively.
Gross margins on these sales during fiscal 1998, 1997, and 1996 were 16%, 27%, and 31%, respectively. The fiscal 1998 net sales include approximately $1,535,000 in slow moving finished goods and raw materials inventory which was sold at a gross margin of approximately 6%.

In fiscal 1998, 1997 and 1996, the Company incurred fees to directors of approximately $279,000, $260,000, and $229,000, respectively, of which approximately $27,000 and $30,000 were unpaid at August 29, 1998 and August 30, 1997, respectively. Such fees related to the Board of Directors' meetings, other committee meetings and events associated with the investigation performed by the Special Committee of the Board of Directors, formed in October 1992 to conduct a review of matters associated with the Stockholder Class Action Litigation. See
Note 18 for further discussion.

At August 29, 1998 warrants to purchase 400,000 and 2,000,000 of the Company's common stock at an exercise price of $2.75 and $5.34 per share, respectively, were owned by the Sheth Group. The warrants are exercisable through 2003. An extension of the expiration date of the 400,000 warrants to 2003 and the grant of the 2,000,000 warrants were made in connection with the settlement of the stockholder class action litigation (see Note 18 for further discussion).

In recognition that value was received by the Company in return for the grant of new warrants and the extension of the expiration date for previously issued warrants, the Company utilized the Black Scholes Method to compute the value. The computation resulted in the assignment of a value of $2,089,000 (net of the purchase price of the warrants of $500,000). This net value was recorded as part of "Other assets" and as an addition to "Additional paid-in capital."

In fiscal 1998, 1997 and 1996, approximately $36,000, $63,000, and $83,000, respectively, of the $2,089,000 was charged to Other income (expense). Additionally, during 1998 in connection with the sale of the Company's Brazilian subsidiary (See Note 6), approximately $181,000 in warrant valuation costs were written off. In fiscal 1997, $270,000 of warrant valuation costs were charged directly to retained earnings in connection with the conversion of subordinated long-term debt to preferred stock (see Note 12). The remainder of the balance, which is attributable to the favorable terms of the subordinated long-term financing of the shareholder litigation settlement provided by the Sheth Group, will be amortized to expense through fiscal 2003 when the final payment is made on the related subordinated debt.

9. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

Related parties are the primary suppliers of the Company's cosmetics and are also suppliers of certain components. Related party accounts payable result from the purchase of those items. Related party accounts receivable result from the sale of the Company's products to related parties. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables include payables due members of the Company's Board of Directors which result in the normal course of business from expenses associated with Board and related committee meetings. The following summarizes the presentations at August 29, 1998 and August 30, 1997.

                                                      August 29,      August 30,
                                                        1998             1997
                                                     -----------    -----------
ACCOUNTS RECEIVABLE:
     Total accounts receivable-related parties ...   $ 4,153,000    $ 2,267,000
     Offset amount ...............................      (546,000)      (447,000)
                                                     -----------    -----------
     Net related parties receivables .............   $ 3,607,000    $ 1,820,000
                                                     ===========    ===========
ACCOUNTS PAYABLE:
     Total accounts payable-related parties ......   $ 5,731,000    $ 4,910,000
     Offset amount ...............................      (546,000)      (447,000)
                                                     -----------    -----------
     Net related parties payables ................   $ 5,185,000    $ 4,463,000
                                                     ===========    ===========

10.  LEASES:

The future minimum lease payments required under capital leases (together with the present value of minimum lease payments) and future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year as of August 29, 1998 are as follows:

                                                       Operating       Capital
                   Fiscal Year                           Leases         Leases
--------------------------------------------------      --------      ---------
                1999 .............................      $447,000      $ 153,000
                2000 .............................       270,000        133,000
                2001 .............................       136,000          4,000
                2002 .............................          --            4,000
                2003 .............................          --            2,000
                                                        --------      ---------
Total minimum lease payments .....................      $853,000        296,000
                                                        ========
Less imputed interest ............................                      (22,000)
                                                                      ---------
Present value of minimum lease payments ..........                      274,000
Less current portion .............................                     (144,000)
                                                                      =========
Long term portion ................................                    $ 130,000
                                                                      =========

Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for fiscal 1998, 1997 and 1996 amounted to approximately $745,000, $614,000, and $423,000, respectively.

11.  INCOME TAXES:

The components of income (loss) before income taxes are as follows:

                                                 Years Ended
                              --------------------------------------------------
                               August 29,        August 30,          August 31,
                                  1998              1997                1996
                              -----------        -----------        -----------
Domestic ..............       $  (557,000)       $ 3,055,000        $(6,088,000)
Foreign ...............          (934,000)        (1,894,000)        (2,233,000)
                              -----------        -----------        -----------
                              $(1,429,000)       $ 1,161,000        $(8,321,000)
                              ===========        ===========        ===========

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

Income tax expense (benefit) consists of the following:

                                       Current          Deferred         Total
                                      -----------      ----------     ----------
Year ended August 29, 1998
     U.S. Federal ...............     $    62,000      $     --       $   62,000
     State ......................            --              --
                                      -----------      ----------     ----------
                                      $    62,000      $     --       $   62,000
                                      ===========      ==========     ==========
Year ended August 30, 1997
     U.S. Federal ...............     $    76,000      $     --       $   76,000
     State ......................           2,000            --            2,000
                                      -----------      ----------     ----------
                                      $    78,000      $     --       $   78,000
                                      ===========      ==========     ==========
Year ended August 31, 1996
     U.S. Federal ...............     $  (149,000)     $3,566,000     $3,417,000
     State ......................            --           315,000        315,000
                                      -----------      ----------     ----------
                                      $  (149,000)     $3,881,000     $3,732,000
                                      ===========      ==========     ==========

Income tax expense in fiscal 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following:

                                                                        Years ended
                                                             ---------------------------------------
                                                             August 29,   August 30,     August 31
                                                                1998          1997           1996
                                                             ---------    -----------    -----------
Computed expected tax expense (benefit) ..................   $(522,000)   $   406,000    $(2,829,000)
Increase (decrease) in income taxes resulting from:
     State income tax net operating loss carryforward
         (generated) utilized ............................        --             --         (250,000)
     Merger costs not deductible for income tax purposes .        --             --            7,000
     Warrant expenses not deductible for income tax
         purposes ........................................      22,000         22,000         28,000
     Foreign subsidiary loss not deductible for income tax
         purposes ........................................     327,000        663,000        475,000
     U.S. loss providing no current year benefit .........     558,000        655,000           --
     State income taxes, net of federal income tax benefit        --            2,000           --
     Deferred tax asset valuation allowance ..............    (287,000)    (1,888,000)     6,609,000
     Alternative minimum tax .............................        --           76,000           --
     Prior year return to provision adjustments ..........      62,000           --             --
     Other, net ..........................................      98,000        142,000       (308,000)
                                                             ---------    -----------    -----------
Total income tax expense .................................   $  62,000    $    78,000    $ 3,732,000
                                                             =========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 29, 1998 and August 30, 1997 are presented below:

                                                                                August 29,    August 30,
                                                                                   1998          1997
                                                                               -----------    -----------
Deferred tax assets:
     Accounts receivable, principally due to allowance for doubtful accounts
         and sales returns .................................................   $   417,000    $   623,000
     Inventories, principally due to allowance for obsolescence and
       difference in certain costs capitalized for tax purposes ............       251,000        401,000
     Start-up, organizational costs, and packaging design costs ............       435,000        375,000
     Accrued expenses, principally due to accrual of related party interest
         expense for financial reporting purposes ..........................       773,000        746,000
     Net operating loss carryforward .......................................     3,228,000      3,111,000
     Alternative minimum tax credit carryforwards ..........................       300,000        280,000
     Other .................................................................          --           65,000
                                                                               -----------    -----------
Total deferred tax assets ..................................................     5,404,000      5,601,000
Less valuation allowance ...................................................    (4,434,000)    (4,721,000)
                                                                               -----------    -----------
                                                                                   970,000        880,000
                                                                               -----------    -----------
Deferred tax liabilities:
     LIFO reserve ..........................................................      (218,000)      (176,000)
     Plant and equipment, principally due to differences in depreciation ...      (725,000)      (704,000)
     Other .................................................................       (27,000)          --
                                                                               -----------    -----------
Total deferred tax liabilities .............................................      (970,000)      (880,000)
                                                                               -----------    -----------
Net deferred tax asset .....................................................   $      --      $      --
                                                                               ===========    ===========

The valuation allowance for deferred taxes decreased during fiscal 1998 and 1997 by $287,000 and $1,888,000, respectively. There was an increase in the valuation allowance during fiscal 1996 of $6,609,000. In assessing the realizability of deferred tax assets under the guidelines of SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While management anticipates generating future taxable income, a valuation allowance of $4,434,000 has been recorded at August 29, 1998 in accordance with SFAS No. 109 to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

At August 29, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,725,000 which are available to offset future federal taxable income, if any, through 2012. The Company also has alternative minimum tax credit carryforwards of approximately $300,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

12.  PREFERRED STOCK:

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible nonvoting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share, plus all accrued and unpaid dividends. The conversion price approximated the closing bid price of the Company's common stock as reported by the NASDAQ on the date of this transaction. At August 29, 1998, cumulative dividends in arrears on the Series A preferred stock approximated $343,000.

In a subsequent transaction effective February 21, 1997, Nevell Investments, S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. At August 29, 1998, cumulative dividends in arrears on the Series B preferred stock approximated $366,000.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying value of cash, accounts receivable - net, and accounts receivable - related parties - net, accounts payable - trade, and accounts payable - related parties - net, approximate their respective fair value because of the short-term maturity of those instruments.

The carrying value of amounts outstanding under the Credit Agreement approximates fair value as the interest rates approximate those currently offered to the Company for debt with similar maturities.

The fair value of the subordinated long-term debt could not be determined without incurring excessive cost given the related party nature of the lending arrangement.

14.  STOCK OPTION PLANS:

The Company has granted stock options under the Amended and Restated Option Plan (the "1991 Plan"), 1997 Long Term Incentive Plan and other plans (collectively the "Plans"). The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the Plans, the Company is authorized to issue up to 1,800,000 shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the

Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based awards.

The stock options granted in fiscal 1998, 1997 and 1996 have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options vest over various vesting schedules. Most vest ratably at the rate of 20% per year beginning on the date of grant or the first anniversary of the date of grant. Others vest according to shorter schedules.

A summary of the status of the Company's stock options as of August 29, 1998, August 30, 1997 and August 31, 1996 and the changes during the years then ended are presented below:

                                                                Options Outstanding
                                       ----------------------------------------------------------------------
                                                1998                     1997                    1996
                                       ----------------------   ----------------------   --------------------
                                                     Weighted                 Weighted               Weighted
                                         Number      Average                  Average    Number      Average
                                           of        Exercise    Number       Exercise     of        Exercise
                                         Shares       Price     of Shares      Price     Shares       Price
                                       ----------    --------   ----------    --------   --------    --------
Outstanding at beginning of the year    1,213,706    $   8.20      786,626    $   6.73    266,626    $   4.84
Granted ............................      557,500    $  10.37      670,000    $   8.82    530,000    $   7.56
Exercised ..........................      (65,706)   $   6.88      (73,500)   $   2.45    (10,000)   $   0.50
Forfeited ..........................     (280,500)   $   8.77     (169,420)   $   6.35       --          --
                                       ----------    --------   ----------    --------   --------    --------

Outstanding at end of year .........    1,425,000    $   8.99    1,213,706    $   8.20    786,626    $   6.73
                                       ==========    ========   ==========    ========   ========    ========

Exercisable at end of year .........      588,500    $   8.35      312,238    $   7.45    273,486    $   5.44
                                       ==========    ========   ==========    ========   ========    ========
Weighted average fair value of options
    granted.........................            $5.14                    $4.38                  $3.67
                                       ======================   ======================   ====================

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1998, 1997 and 1996: dividend yield of 0%; risk-free interest rates ranging from 5.81% to 6.56%; an expected life of options of 5 or 6 years; and a volatility ranging from 41.8% to 45.9% for all grants.

The following table summarizes information about stock options oustanding at August 29, 1998:

                                            Options Outstanding                       Options Exercisable
                              -------------------------------------------------  ------------------------------
                                                 Weighted          Weighted
                                                  Average           Average                        Weighted
                                 Number          Remaining         Exercise         Number         Average
  Range of Exercise Price      Outstanding    Contractual Life       Price       Exercisable    Exercise Price
----------------------------  -------------  ------------------  --------------  -------------  ---------------
          $1.4375                     5,000         2.08         $       1.4375          5,000  $        1.4375
     $6.875 to $7.5625              555,000         7.48         $         7.47        370,000  $          7.47
     $9.375 to $10.50               865,000         9.01         $        10.01        213,500  $         10.04
----------------------------  -------------  ------------------  --------------  -------------  ---------------
     $1.4375 to $10.50            1,425,000         6.23         $        8.99         588,500  $          8.35
============================  =============  ==================  ==============  =============  ===============

SFAS 123 establishes a fair value of accounting for stock-based compensation plans. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), net loss applicable to common stock and net loss per common share would approximate the pro forma amounts below:

                                           August 29, 1998                August 30, 1997
                                      --------------------------    --------------------------
                                      As Reported     Pro Forma     As Reported     Pro Forma
                                      -----------    -----------    -----------    -----------
SFAS 123 Charge ...................          --      $ 2,002,000           --      $ 1,188,000
APB 25 Charge .....................          --             --             --      $      --
Net income (loss) .................   $(1,491,000)   $(3,493,000)   $ 1,083,000    $  (105,000)
Net loss applicable to common stock   $(1,944,000)   $(3,946,000)   $  (454,000)   $(1,642,000)
Net loss per common share .........   $      (.12)   $      (.24)   $      (.03)   $      (.10)

The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1995 fiscal year.

On November 17, 1998, the Board of Directors approved a plan to offer a repricing alternative to all holders of outstanding options as of a date expected to occur in late November or early December 1998.

15.   WARRANTS

The Company issued warrants to an investment banker in June 1998 to purchase 50,000 shares of the Company's common stock at $10.47 per share as compensation for various due diligence and investment banking services. The warrants have been valued at $96,000 using the Black Scholes method and have been credited to additional paid-in capital and recorded as prepaid consulting costs. The warrants expire on September 1, 2003. The prepaid consulting costs will be amortized on a straight-line basis over twelve months.

16.  BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock based on the closing price at the end of each calendar quarter. During fiscal 1998, 1997 and 1996, a total of 4,924, 5,398, and 10,493, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $106,000 in 1998, $80,000 in 1997, and $137,000 in 1996.

17.  COMMITMENTS AND CONTINGENCIES:

FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and seeks indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Sheth Group's holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995 the plaintiffs refiled the complaint, asserting many of the same claims and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. In October 1998, the Court dismissed the claim against the one director. The Company intends to dispute these allegations vigorously and believes that ultimate disposition of the case will not have a material adverse effect on its financial condition.

CALIFORNIA AIR RESOURCES BOARD

Since the effective date (January 1, 1995) of regulations of the California Air Resources Board ( the "CARB") with respect to volatile organic compounds "(VOC's"), the Company has not been in compliance with those regulations. The Company was granted a temporary variance from VOC regulations under which the Company was allowed to continue to manufacture noncomplying product until September 30, 1996. The variance also allowed the Company to continue to sell its remaining inventory of noncomplying products in California until June 30, 1997. The Company had as of September 30, 1996, reformulated all of its fragrance products to achieve compliance with the VOC regulations.

INTERNAL REVENUE SERVICE

In February, 1997, the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. In April 1998, the Company filed a protest letter with the IRS. In a letter dated August 17, 1998, the IRS rejected the Company's response. The Company will now raise this issue to the Appeals Court. If the Company is unsuccessful in its discussions or ultimately in an appeal, it could be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it could lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.

YEAR 2000 COMPLIANCE

As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions and engage in normal business activities.

As part of the Company's Year 2000 readiness program, management has evaluated its infrastructure including hardware, operating systems, legacy applications and data, and other non-financial systems and determined the steps that need to be taken to ensure these systems are Year 2000 compliant. While the Company believes that remediation of its infrastructure will be complete in all material respects during 1999, if some or all of the Company's remediated or replaced internal computer systems fail to correctly distinguish between years before and after Year 2000, or if any software applications critical to the Company's operations are overlooked in the Company's assessment of its Year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is unable to predict.

18.  CLASS ACTION LITIGATION:

In December 1993, the Company reached an agreement to settle stockholder class action litigation regarding alleged violations of the federal securities laws, as well as common law fraud and negligence in connection with, among other things, the nondisclosure of the ownership interest of the Sheth Group prior to 1992, for a cash payment of $9.5 million. The settlement resulted in a release of claims by the plaintiff class against the Company and certain other defendants.

In connection with the settlement, common stock purchase warrants to purchase 2,000,000 shares of the Company's common stock at a per share price of $5.34 were granted to the Sheth Group. The warrants are exercisable for a period of ten years from their issuance. The per share price of the common stock under the warrants will increase by ten percent per year after the first seven years. As part of the settlement, the Company also extended to August 31, 2003, the exercise date of warrants held by a Sheth Group affiliate to purchase 400,000 shares of the Company's common stock.

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

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were approximately $230,000, $72,000, and $162,000 in fiscal 1998, 1997, and 1996, respectively.

19.  FOREIGN SALES:

The Company exports a significant portion of its sales directly or through its Mexican and Brazilian subsidiaries (prior to the Company's disposition of its Brazilian subsidiary in May 1998. See Note 6 for additional details). For the years ended August 29, 1998, August 30, 1997 and August 31, 1996, these sales were $29,690,000 (44% of net sales), $27,054,000 (39% of net sales), and
$14,524,000 (28% of net sales), respectively. These customers are primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries ("indirect exports"). The volume of the indirect exports, which may be significant, could only be estimated as customers do not provide that information to the Company.

20.  QUARTERLY RESULTS (UNAUDITED):

Summarized quarterly results for 1998 and 1997(in thousands except for per share amounts) are as follows:

                                                       1998 Quarter Ended
                                     ----------------------------------------------------------
                                       Nov 29        Feb. 28         May. 30         Aug. 29
                                     -----------   ------------    ------------    ------------
Net Sales ........................   $20,865,000   $ 14,843,000    $ 17,185,000    $ 14,790,000
Gross Profit .....................     5,938,000      4,878,000       3,935,000       2,500,000
Net Income (Loss) ................     1,355,000        (37,000)       (812,000)     (1,997,000)
Net Income (Loss) Applicable to
      Common Stock ...............     1,242,000       (150,000)       (925,000)     (2,111,000)
Net Income (Loss) Per Common Share
      Basic ......................           .07           (.01)           (.06)           (.13)
      Diluted ....................           .07           (.01)           (.06)           (.13)
                                                        1997 Quarter Ended
                                     ----------------------------------------------------------
                                       Nov. 30       Mar. 1            May 31         Aug 30
                                     -----------   ------------    ------------    ------------
Net Sales ........................   $17,489,000   $ 15,577,000    $ 18,117,000    $ 17,776,000
Gross Profit .....................     5,227,000      4,348,000       5,328,000       5,615,000
Net Income (Loss) ................       786,000       (344,000)        288,000         353,000
Net Income (Loss) Applicable to
      Common Stock ...............       786,000     (1,654,000)        174,000         240,000
Net Income (Loss) Per Common Share
      Basic ......................   $       .05   $       (.10)   $        .01    $        .01
      Diluted ....................   $       .05   $       (.10)   $        .01    $        .01

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

21. PROCEEDS OF AN EXECUTIVE LIABILITY AND INDEMNIFICATION POLICY:

In November 1994, the United States District Court for the District of South Carolina approved the disbursement of $1,250,000 to the Company from the original proceeds of an executive liability and indemnification policy for $2,000,000 owed by the Company. In June 1995, the Company received the balance ($750,000) of the proceeds of the policy as well as approximately $65,000 of interest earned during the period the court held the proceeds. This court approved distribution was appealed by two other claimants under the policy. Pursuant to a settlement agreement approved by the Court on December 18, 1997, the Company made payments totalling $175,000 to the two claimants who withdrew their motion.

22. IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

REPORTING COMPREHENSIVE INCOME (SFAS 130)

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in fiscal 1999.

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

23.  SUBSEQUENT EVENTS (UNAUDITED):

Effective September 3, 1998, the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share. In addition, the Company issued 125,000 warrants which are convertible into common shares at a conversion price of between $4.00 to $6.28 per share. The Company received proceeds of approximately $4,700,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Senior Covertible Preferred Stock, in accordance with the stated closing schedule.

The Series C Preferred Stock holders are entitled to receive a cummulative cash dividend of $4.80 per share annually. The dividend is payable quarterly in arrears ($1.20 per quarter). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cummulative cash dividend of $7.80 per share annually. The Series C Preferred Stock holders are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

                                   SCHEDULE II

                      TRISTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------
          COLUMN A                  COLUMN B            COLUMN C               COLUMN D    COLUMN E
--------------------------------   ----------   ---------------------------   ----------   ----------
                                                        ADDITIONS
                                                ---------------------------
                                                  (1)            (2)
                                   BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                    BEGINNING   COSTS AND    OTHER ACCOUNTS-  DEDUCTIONS-      END
                                    OF PERIOD    EXPENSES      DESCRIBE       DESCRIBE *    OF PERIOD
--------------------------------   ----------   ----------   --------------   ----------   ----------
 Allowance for doubtful accounts:

 Year ended August 31, 1998 ....   $1,052,000   $  998,000             --     $1,155,000   $  895,000

 Year ended August 31, 1997 ....      850,000      729,000             --        527,000    1,052,000

 Year ended August 31, 1996 ....      419,000    1,028,000             --        597,000      850,000
-----------------------------------------------------------------------------------------------------

          *  Uncollectible accounts written off, net of recoveries.

-----------------------------------------------------------------------------------------------------------------
       COLUMN A                  COLUMN B                COLUMN C                    COLUMN D         COLUMN E
---------------------------   --------------   -------------------------------    --------------   --------------
                                                         ADDITIONS
                                               -------------------------------
                                                   (1)              (2)
                                BALANCE AT      CHARGED TO       CHARGED TO                         BALANCE AT
                                BEGINNING        COSTS AND      OTHER ACCOUNTS-    DEDUCTIONS-         END
                                OF PERIOD        EXPENSES         DESCRIBE**       DESCRIBE ***      OF PERIOD
---------------------------   --------------   --------------   --------------    --------------   --------------
Inventory reserves:

 Year ended August 31, 1998   $    1,381,000   $      720,000   $            0    $    1,611,000   $      490,000

 Year ended August 31, 1997          612,000        1,005,000                0           236,000        1,381,000

 Year ended August 31, 1996          621,000        1,666,000         (198,000)        1,477,000          612,000
-----------------------------------------------------------------------------------------------------------------

          **   Transfer to LIFO Valuation
          ***  Write-offs against the reserve