Form 10-Q
period 1998-11-28
TRISTAR CORP
filed 1999-01-28
CIK 737203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: NOVEMBER 28, 1998

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

          ON JANUARY 28, 1999, THERE WERE OUTSTANDING 16,761,493 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                           -----

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--November 28, 1998 and August 29, 1998   3

         Consolidated statements of operations--thirteen week periods         5
                ended November 28, 1998 and November 29, 1997, respectively

         Consolidated statement of shareholders' equity -- thirteen weeks     6
                ended November 28, 1998

         Consolidated statements of cash flows--thirteen week periods ended   7
                November 28, 1998 and November 29, 1997, respectively

         Notes to consolidated financial statements--November 28, 1998        8


Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                        14

Item 3.  Qualitative and Quantitative Disclosure About Market Risk           20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities                                               21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21


SIGNATURES                                                                   22

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               NOVEMBER 28,
                                                                  1998       AUGUST 29,
                        ASSETS                                 (UNAUDITED)      1998*
                                                               -----------   -----------
Current assets:
  Cash .....................................................   $    41,000   $    66,000
  Accounts receivable, less allowance for doubtful accounts
    of $966,000 and $ 795,000, respectively ................    16,061,000    14,206,000
  Accounts receivable - related parties - net ..............     3,521,000     3,607,000
  Inventories ..............................................    13,215,000    11,375,000
  Prepaid expenses .........................................       257,000       186,000
  Other current assets .....................................       117,000       141,000
                                                               -----------   -----------
    Total current assets ...................................    33,212,000    29,581,000
                                                               -----------   -----------
Property, plant and equipment, less accumulated depreciation
  of $9,239,000  and $8,805,000 ............................     8,031,000     8,199,000
                                                               -----------   -----------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,809,000 and $1,805,000, respectively .............        99,000       103,000
  Other assets .............................................       760,000       825,000
                                                               -----------   -----------
    Total other assets .....................................       859,000       928,000
                                                               -----------   -----------
Total assets ...............................................   $42,102,000   $38,708,000
                                                               ===========   ===========

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                  NOVEMBER 28,
                                                                     1998          August 29,
                        LIABILITIES AND SHAREHOLDERS' EQUITY      (UNAUDITED)        1998 *
                                                                  ------------    ------------
Current liabilities:
  Book overdraft ..............................................   $    392,000    $    334,000
  Revolving credit agreement borrowings, current ..............      6,662,000       7,612,000
  Accounts payable--trade .....................................      8,855,000       9,289,000
  Accounts payable--related parties - net .....................      5,118,000       5,185,000
  Accrued  bonuses ............................................         82,000         164,000
  Accrued interest expense-subordinated debt ..................      1,731,000       1,731,000
  Other accrued expenses ......................................      1,698,000       1,467,000
  Current portion of capital lease obligations ................        140,000         144,000
  Current portion of long-term obligations ....................        900,000         822,000
                                                                  ------------    ------------
    Total current liabilities .................................     25,578,000      26,748,000

Long-term debt, less current portion ..........................      2,878,000       2,781,000
Obligations under capital leases, less current portion ........        102,000         130,000
Subordinated long term debt - related parties .................      1,700,000       1,700,000
                                                                  ------------    ------------
   Total liabilities ..........................................     30,258,000      31,359,000
                                                                  ------------    ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 666,529 shares issued and outstanding ...........      4,666,000       4,666,000
    Series B, 120,690 shares issued and outstanding ...........      4,511,000       4,511,000
    Series C, 78,333 shares issued and outstanding ............      4,699,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,761,493 shares and
    16,761,493 shares, respectively ...........................        168,000         168,000
  Additional paid-in-capital ..................................     12,790,000      12,483,000
  Foreign currency translation ................................       (376,000)       (376,000)
  Accumulated deficit .........................................    (14,614,000)    (14,103,000)
                                                                  ------------    ------------
    Total shareholders' equity ................................     11,844,000       7,349,000
                                                                  ------------    ------------
Total liabilities and shareholders' equity ....................   $ 42,102,000    $ 38,708,000
                                                                  ============    ============

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THIRTEEN WEEKS ENDED
                                               ----------------------------
                                               NOVEMBER 28,    NOVEMBER 29,
                                                   1998            1997
                                               ------------    ------------

Net sales ..................................   $ 15,075,000    $ 20,865,000

Cost of sales ..............................     10,432,000      14,927,000
                                               ------------    ------------

Gross profit ...............................      4,643,000       5,938,000

Selling, general and administrative expenses      4,065,000       3,964,000
                                               ------------    ------------
Income from operations .....................        578,000       1,974,000

Other income (expense):
    Interest expense .......................       (331,000)       (474,000)
    Amortization of warrants ...............        (28,000)        (11,000)
    Other income (expense) .................          5,000         (84,000)
                                               ------------    ------------
Income before provision for income taxes ...        224,000       1,405,000

Provision for income taxes .................           --            50,000
                                               ------------    ------------
Net income .................................   $    224,000    $  1,355,000
                                               ------------    ------------
Less:
    Preferred stock dividends ..............       (207,000)       (113,000)
    Effect of beneficial conversion feature        (641,000)           --
                                               ============    ============
Net income (loss) applicable to common stock   $   (624,000)   $  1,242,000
                                               ============    ============
Earnings per common share:
    Basic ..................................   $       (.04)   $        .07
                                               ============    ============
    Diluted ................................   $       (.04)   $        .07
                                               ============    ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     THIRTEEN WEEKS ENDED NOVEMBER 28, 1998


                                                                                  PREFERRED STOCK
                                                                 -------------------------------------------------
                                            COMMON STOCK               SERIES A                  SERIES B
                                       -----------------------   -----------------------   -----------------------
                                         NUMBER                   NUMBER                    NUMBER
                                       OF SHARES      AMOUNT     OF SHARES      AMOUNT     OF SHARES      AMOUNT
                                       ----------   ----------   ----------   ----------   ----------   ----------
Balance, August 31, 1998 ...........   16,761,493   $  168,000      666,529  $ 4,666,000      120,690  $ 4,511,000
                                      ===========   ==========    =========  ===========   ==========  ===========
Net income .........................
Series C Preferred Stock Dividends..
Issuance of Series C Preferred Stock
 and related warrants...............
                                      ===========   ==========   ==========  ===========   ==========  ===========
Balance, November 28, 1998 .........   16,761,493   $  168,000      666,529  $ 4,666,000      120,690  $ 4,511,000
                                      ===========   ==========   ==========  ===========   ==========  ===========
                                           PREFERRED STOCK
                                       -----------------------
                                              SERIES C
                                       -----------------------   ADDITIONAL   FOREIGN
                                         NUMBER                   PAID-IN     CURRENCY      ACCUMULATED
                                        OF SHARES     AMOUNT      CAPITAL    TRANSLATION      DEFICIT
                                       ----------   ----------  -----------  -----------    -----------
Balance, August 31, 1998 ...........                           $ 12,483,000   ($ 376,000)  $(14,103,000)
                                       ==========   ========== ============  ===========   ============
Net income .........................                                                            224,000
Preferred Stock Dividends ..........                                                            (94,000)
Issuance of Series C Preferred Stock
 and related warrants...............       78,333  $ 4,699,000      307,000                    (641,000)
Foreign Currency Translation........
Beneficial Conversion ..............
Issuance of Warrants................
                                       ==========  =========== ============  ===========   ============
Balance, November 28, 1998 .........       78,333  $ 4,699,000 $ 12,790,000  $  (376,000)  $(14,614,000)
                                       ==========  =========== ============  ===========   ============

See notes to unaudited financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                            ---------------------------
                                                            NOVEMBER 28,    NOVEMBER 28,
                                                               1998            1997
                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..........................................   $    224,000    $ 1,355,000
    Adjustments to reconcile net income to
      net cash used in operating activities:
      Depreciation and amortization .....................        434,000        445,000
      Provision for losses on accounts receivable .......        273,000        156,000
      Provision for inventory allowances ................        130,000        128,000
      Issuance of stock in connection with 401K plan ....           --             --
      Amortization of warrant valuations ................         28,000         11,000
      Amortization of deferred loan costs ...............         64,000           --
      Compensation expense for extension of stock options           --          217,000
      Change in operating assets and liabilities:
        Accounts receivable .............................     (2,042,000)    (5,524,000)
        Inventories .....................................     (1,970,000)       569,000
        Prepaid expenses ................................        (71,000)      (262,000)
        Other current assets ............................          1,000           --
        Income taxes payable ............................           --           39,000
        Accounts payable ................................       (501,000)     1,258,000
        Accrued expenses ................................        149,000       (148,000)
                                                            ------------    -----------
      Net cash used in operating activities .............     (3,281,000)    (1,756,000)
                                                            ------------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures ................................       (266,000)      (527,000)
    Increase in other assets ............................           --         (112,000)
                                                            ------------    -----------
      Net cash used in investing activities .............       (266,000)      (639,000)
                                                            ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Book overdraft ......................................         58,000           --
    Repayment of revolving credit facility ..............    (12,664,000)          --
    Borrowings under revolving credit facility ..........     11,714,000           --
    Net borrowings under old revolving credit facility ..           --        2,426,000
    Proceeds from long-term debt ........................        380,000           --
    Principal payments under new debt ...................       (205,000)          --
    Principal payments on capital leases ................        (32,000)          --
    Principal payments under old long-term debt .........           --         (195,000)
    Proceeds from exercise of stock options .............           --          141,000
    Issuance of Series C Preferred Stock
     and related warrants................................      4,699,000           --
    Payment of issuance costs on Series C Preferred Stock       (334,000)          --
    Payment of dividends on Series C Preferred Stock ....        (94,000)          --
                                                            ------------    -----------
      Net cash provided by financing activities .........      3,522,000      2,372,000
                                                            ------------    -----------
NET (DECREASE) INCREASE IN CASH .........................        (25,000)       (23,000)
CASH AT BEGINNING OF PERIOD .............................         66,000        492,000
                                                            ------------    -----------
CASH AT END OF PERIOD ...................................   $     41,000    $   469,000
                                                            ============    ===========

Supplemental disclosure of noncash financing and investing activities:

    FIRST QUARTER 1998

    o A non-cash increase in property and equipment and obligations under capital lease of $250,000.


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TRISTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 28, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 28, 1998, are not necessarily indicative of the results that may be expected for the year ending August 28, 1999.


NOTE 2:  EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                         THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                       NOVEMBER        NOVEMBER
                                                       28, 1998        29, 1997
                                                    --------------   -----------
Basic EPS:

    Net earnings (loss) applicable to common
    stock .......................................   $     (624,000)  $ 1,242,000

    Weighted-average number of common shares
    outstanding .................................       16,761,493   $16,738,083
                                                    ==============   ===========
Basic EPS .......................................   $         (.04)  $       .07
                                                    ==============   ===========
Diluted EPS (1):


    Net income  applicable to common stock ......   $     (624,000)  $ 1,242,000


    Weighted-average number of common shares
    outstanding .................................       16,761,493    16,738,083

    Add:  effects of assumed exercise of
    options and warrants

      Exercise of stock options .................             --         269,134

      Exercise of warrants ......................             --       1,271,395
                                                    --------------   -----------
      Weighted-average number of common shares
      outstanding plus shares from assumed
      exercise of options and warrants ..........       16,761,493    18,278,612
                                                    --------------   -----------
Diluted EPS .....................................   $         (.04)  $       .07
                                                    ==============   ===========

1. Dilutive EPS equals basic EPS for the thirteen week period ended November 28, 1998 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                                                November 28,          August 29,
                                                   1998                  1998
                                                -----------          -----------
Raw materials ........................          $ 4,639,000          $ 4,728,000

Work-in-process ......................              680,000            1,209,000

Finished goods .......................            8,841,000            6,342,000
                                                -----------          -----------
                                                 14,160,000           12,279,000

Inventory reserves ...................             (945,000             (904,000
                                                -----------          -----------
                                                $13,215,000          $11,375,000
                                                ===========          ===========

NOTE 4:  CREDIT AGREEMENT BORROWINGS

The Company maintains a $22,000,000 Credit Agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At November 28, 1998, the Revolving Credit bore interest at a rate of 9.39%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of November 28, 1998 approximated $2,334,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change", as defined. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (7.90% at November 28, 1998) plus 2.00%. Principal repayments of the Term Loan are $56,667 per month for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of November 28, 1998, the Company had outstanding borrowings under the Cap Ex Facility totaling $990,000. Principal repayments are due at the rate of $18,300 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was not in violation of any financial covenants as of November 28, 1998.

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

      INTERNAL REVENUE SERVICE EXAMINATION

In February, 1997 the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. In April 1998, the Company filed a protest letter with the IRS. In a letter dated August 17, 1998, the IRS rejected the Company's response. The Company will now raise this issue to the Appeals Court. If the Company is unsuccessful in its discussions or ultimately in an appeal, it could be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it could lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

      OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.


NOTE 6:  RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at November 28, 1998 and August 29, 1998.


                                                     NOVEMBER 28,    AUGUST 29,
                                                        1998            1998
                                                    -----------     -----------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties .....     $ 3,922,000     $ 4,153,000

Offset amount .................................        (401,000        (546,000)
                                                    -----------     -----------
Net related parties receivables ...............     $ 3,521,000     $ 3,607,000
                                                    ===========     ===========
ACCOUNTS PAYABLE:

Total accounts payable-related parties ........     $ 5,519,000     $ 5,731,000

Offset amount .................................        (401,000        (546,000
                                                    -----------     -----------
Net related parties payables ..................     $ 5,118,000     $ 5,185,000
                                                    ===========     ===========

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the thirteen week period ended November 28, 1998, and for the comparable period in fiscal 1998, the Company purchased approximately $1,376,000 and $1,073,000, respectively.

During the thirteen week period ended November 28, 1998, and for the comparable period in fiscal 1998, the Company sold products to Sheth Group affiliates in the amounts of approximately $607,000 and $1,041,000, respectively.

NOTE 7: ISSUANCE OF SERIES C PREFERRED STOCK

Effective September 3, 1998, the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into
11.0345 shares of the Company's common stock. In connection with the Series C Preferred Stock issuance, the Company issued 125,000 common stock warrants which are exercisable at a price of between $4.00 and $6.28 per share. The Company received proceeds from issuance of the Series C Preferred Stock and the common stock warrants of approximately $4,699,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Preferred Stock to the same investor, in accordance with the stated closing schedule.

The Series C Preferred Stockholders are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per quarter). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $94,000 were paid in cash on the Series C Preferred Stock during the thirteen week period ended November 28, 1998. The Series C Preferred Stockholders are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the Series C Preferred Stockholders were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $334,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to Accumulated Deficit and have been reflected as a reduction in net income applicable to common stock.

NOTE 8:  SERIES A AND B PREFERRED STOCK

The Company's Series A and B Preferred Stockholders are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended November 28, 1998 totaling approximately $113,000 have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $822,000 at November 28, 1998.

NOTE 9: SUBSEQUENT EVENT - SALE OF WHOLLY OWNED MEXICAN SUBSIDIARY

On January 6, 1999, the Company executed a letter of intent agreeing to sell all of the outstanding stock and certain distribution rights of its wholly owned Mexican subsidiary, to Transvit Holding Corporation ("THC"), a wholly owned affiliate of the Sheth Group, for $2,540,000. The Company will receive payment in the form of a reduction in subordinated debt and other indebtedness to Nevell Investments S.A. ("Nevell"), another affiliate of the Sheth Group. The agreement provides for non-compete restrictions and a supply arrangement whereby the Company agrees to continue selling product to the Mexican unit through November 30, 2001. Additionally, the Company will receive an option to repurchase the stock and distribution rights from THC at a formula-based price set forth in the agreement at any time prior to November 30, 2004. The Company currently has no plans to repurchase the stock and distribution rights under this option.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIODS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997


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

For the thirteen week period ended November 28, 1998, the Company recorded net income of $224,000 compared to net income of $1,355,000 for the thirteen week period ended November 29, 1997. The November 28, 1998 results were negatively affected primarily by lower sales which were partially offset by improved gross profit margins. After giving effect to preferred stock dividends and the beneficial conversion feature associated with the issuance of Series C Preferred Stock, the Company recorded a net loss applicable to common stock of $624,000 or $.04 per diluted share for the thirteen week period ended November 28, 1998 compared to net income applicable to common stock of $1,242,000 or $.07 per diluted share for the related fiscal 1999 period.

NET SALES

Net sales were $15,075,000 for the thirteen week period ended November 28, 1998, a decrease of 28% versus net sales of $20,865,000 for the same period in fiscal 1998. The decrease in the thirteen week period ended November 28, 1998 is related mainly to volume decreases in both the U.S. wholesale and Latin America markets, primarily in the Royal Selections fragrance line. This decline was somewhat offset by a volume increase in chain accounts, where the Regal Collections fragrance line continued significant sales expansion to offset a decline in the Designer Classic Alternatives fragrance line.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended November 28, 1998, the Company experienced a decline mainly in the U.S. wholesale and Latin America markets. Royal Selections market expansion slowed somewhat in the thirteen week period as compared to the comparable period in fiscal 1998 as competition continued intensified aggressive pricing initiatives and the U.S. wholesale and Latin America channels experienced significant turmoil relating to instability in the global financial markets. Sales of the Regal Collections fragrance line grew significantly to somewhat offset decreases in the Designer Collection Alternative Fragrance line and the Roxy Cosmetic line in the chain, specialty chain, and mass merchandise channels.

NET SALES - RELATED PARTIES

In the thirteen week period ended November 28, 1998, sales to affiliates of the Sheth Group, the Company's major stockholder, were $607,000, compared with $1,041,000 for the same period in fiscal 1998.

NET SALES - PRODUCTS PURCHASED FROM RELATED PARTIES

Approximately 3% or $428,000 of the net sales in the thirteen week period of fiscal 1999 resulted from the sale of products purchased from related parties as finished goods. For the same period in fiscal 1998, comparable numbers were 5%, or $1,113,000. In addition, fragrances and other products manufactured and sold by the Company included some components that were purchased from related parties. The cost of those components approximated 8% and 6% of cost of sales in the same periods of fiscal 1999 and 1998, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended November 28, 1998 and November 29, 1997 was $4,643,000 or 31% of sales and $5,938,000 or 28% of sales, respectively. The decline in gross profit in the thirteen week period related primarily to the overall sales decrease. As a percent of sales, however, gross margin improved compared to the same quarter in fiscal 1998 due to favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") were $4,065,000 for the thirteen week period ended November 28, 1998, compared to $3,964,000 for the comparable period of fiscal 1998. The fiscal 1998 period included expenses associated with the Company's disposal of its former Brazilian subsidiary, coupled with higher compensation expense in 1998 relating to extending the term of certain stock options to a former employee. Offsetting these decreases in the fiscal 1999 period were higher marketing expenses and banking fees.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased when comparing the thirteen week period of fiscal 1999 to the same period of fiscal 1998 as a result of lower revolving credit borrowings in the current fiscal year. Other expense declined in the thirteen week period ended November 28,1998 as compared with the same period in fiscal 1998 due mainly to a decrease in foreign exchange losses.

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

3. SUPPLY OF PRODUCTS. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources including an affiliate of the Sheth Group. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Sheth Group affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products would have an adverse effect on the Company until a secondary supplier could be located.

4. NEW AND DEVELOPING MARKETS. The Company continues to develop and expand sales in Latin America. In the process, the Company incurs significant expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors or that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions, high levels of taxes on imports, and restrictions on currency transactions, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

5. INTERNAL REVENUE SERVICE. In February 1997, the Internal Revenue Service ("the IRS") concluded its examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company is in discussions with the IRS on these issues and will appeal the proposed adjustments if necessary. If the Company is unsuccessful in its discussions or ultimately in an appeal, it may be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it may lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from three primary sources: a revolving line of credit, cash generated from operations and by delaying payments to vendors (primarily related parties) beyond customary terms.

OPERATING ACTIVITIES
Operations in the thirteen week period ended November 28, 1998, utilized $3,281,000 in cash primarily due to increases in accounts receivable and inventory, and a decrease in accounts payable. Offsetting the usages was cash provided by net income as adjusted for non cash items.

Accounts receivable grew primarily due to varying extended financing terms given to customers. Accounts payable decreased as the Company made payments to certain vendors whose balances had been extended beyond credit terms. Inventory increased in anticipation of future sales.

INVESTING ACTIVITIES
Capital expenditures during the thirteen week period were $266,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1999 are expected to exceed the fiscal 1998 level with the major portion being devoted to manufacturing equipment which will enable the Company to enhance its level of customer service.

FINANCING ACTIVITIES

During the thirteen week period ended November 28, 1998, revolving credit decreased by $950,000. This was offset by proceeds from the sale of Series C Preferred Stock and related warrants, primarily resulting in net cash provided by financing activities of $3,522,000 for the period.

The Company maintains a $22,000,000 credit agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At November 28, 1998, the Revolving Credit bore interest at a rate of 9.40%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of November 28, 1998 approximated $2,334,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change", as defined. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (7.90% at November 28, 1998) plus 2.00%. Principal payments on the Term

Loan will equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of November 28, 1998, the Company had outstanding borrowings under the Cap Ex Facility totaling $990,000 in capital expenditures. Principal payments are due at the rate of $18,300 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was not in violation of any financial covenants as of November 28, 1998.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing Credit Agreement. On November 27, 1998, the Company paid $94,000 in dividends to the Series C Preferred stockholders.

The Company believes the lines of credit, together with cash generated by operations and the continued ability to delay payments to related party vendors as required will provide sufficient cash to meet the requirements of the Company for fiscal 1999.

Effective September 3, 1998, the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into
11.0345 shares of the Company's common stock. In connection with the Series C Preferred Stock issuance, the Company issued 125,000 common stock warrants which are exercisable at a price of between $4.00 and $6.28 per share. The Company received proceeds from issuance of the Series C Preferred Stock and the common stock warrants of approximately $4,699,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Preferred Stock to the same investor, in accordance with the stated closing schedule.

The Series C Preferred Stockholders are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per quarter). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $94,000 were paid in cash on the Series C Preferred Stock during the thirteen week period ended November 28, 1998. The Series C Preferred Stockholders are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the Series C Preferred Stockholders were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $334,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to Accumulated Deficit and have been reflected as a reduction in net income applicable to common stock.

The Company's Series A and B Preferred Stockholders are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended November 28, 1998 totaling approximately $113,000 have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $822,000 at November 28, 1998.

On January 6, 1999, the Company executed a letter of intent agreeing to sell all of the outstanding stock and certain distribution rights of its wholly owned Mexican subsidiary, to Transvit Holding Corporation ("THC"), a wholly owned affiliate of the Sheth Group, for $2,540,000. The Company will receive payment in the form of a reduction in subordinated debt and other indebtedness to Nevell Investments S.A. ("Nevell"), another affiliate of the Sheth Group. The agreement provides for non-compete restrictions and a supply arrangement whereby the Company agrees to continue selling product to the Mexican unit through November 30, 2001. Additionally, the Company will receive an option to repurchase the stock and distribution rights from THC at a formula-based price set forth in the agreement at any time prior to November 30, 2004. The Company currently has no plans to repurchase the stock and distribution rights under this option.

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

Based on current information, the Company expects to attain year 2000 compliance and is in the process of instituting appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed by Company or contract personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Although the ultimate costs of attaining Year 2000 compliance is not fully known at this time, management anticipates that its external costs will not exceed $200,000.

The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a Company's Year 2000 readiness. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996 and before October 19, 1998. As such, to the extent permitted by applicable law. Previously disclosed statements of or by the Company and its management concerning the Company's Year 2000 readiness are intended to constitute "Year 2000 Readiness Disclosures" as defined by the Act.

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cashflow of the Company.

The Company's short term and long term debt at November 28, 1998 bears interest at variable rates (See Note 4 of the Notes to the consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt would result in an approximate $114,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of November 28, 1998.

The Company's direct exports compromise approximately 44% of net sales for the fiscal quarter ended November 28, 1998. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 5 of the Notes to the Consolidated Financial Statement.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         *10.1 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND RICHARD HOWARD DATED SEPTEMBER 1, 1998.

         *10.2 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND ROBERT M. VIOLA DATED SEPTEMBER 1, 1998.

         *27.1  FINANCIAL DATA SCHEDULE.

      ---------------------------
      *     FILED HEREWITH.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRISTAR CORPORATION
                                    (Registrant)



Date:  January 28, 1999              /s/ Viren S. Sheth
       ----------------------       ---------------------------
                                    VIREN S. SHETH
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  January 28, 1999              /s/ Richard R. Howard
       ----------------------       ---------------------------
                                    RICHARD R. HOWARD
                                    President and Chief Operations Officer


Date:  January 28, 1999              /s/ Robert M. Viola
       ----------------------       ---------------------------
                                    ROBERT M. VIOLA
                                    Executive Vice-President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)