Form 10-Q
period 1999-02-27
TRISTAR CORP
filed 1999-04-13
CIK 737203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  FEBRUARY 27, 1999

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

            ON APRIL 1, 1999, THERE WERE OUTSTANDING 16,765,256 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                     PAGE
                                                                               -----------
Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--February 27, 1999 and August 29, 1998 .....     3

        Consolidated statements of operations--thirteen and twenty-six week periods ended February 27, 1999 and February 28, 1998,
                respectively ...................................................     5

        Consolidated statement of shareholders' equity -- twenty-six week period     6
                ended February 27, 1999

        Consolidated statements of cash flows--twenty-six week periods ended
                February 27, 1999 and February 28, 1998, respectively ..........     7

        Notes to consolidated financial statements--February 27, 1999 ..........     8

Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..........................................    13

Item 3. Qualitative and Quantitative Disclosure About Market risk ..............    19


PART II.OTHER INFORMATION

Item 1. Legal Proceedings ......................................................    20

Item 2. Changes in Securities ..................................................    20

Item 3. Defaults Upon Senior Securities ........................................    20

Item 4. Submission of Matters to a Vote of Security Holders ....................    20

Item 5. Other Information ......................................................    20

Item 6. Exhibits and Reports on Form 8-K .......................................    21


SIGNATURES .....................................................................    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                FEBRUARY 27,
                                                                   1999         August 29,
                      ASSETS                                    (UNAUDITED)      1998*
                                                                -----------    -----------
Current assets:
  Cash .....................................................    $    48,000    $    66,000
  Accounts receivable, less allowance for doubtful accounts
    of $697,000 and $895,000, respectively .................     11,927,000     14,206,000
  Accounts receivable - related parties - net ..............      3,315,000      3,607,000
  Inventories ..............................................     10,510,000     11,375,000
  Prepaid expenses .........................................        248,000        186,000
  Other current assets .....................................        200,000        141,000
                                                                -----------    -----------
    Total current assets ...................................     26,248,000     29,581,000
                                                                -----------    -----------
Property, plant and equipment, less accumulated depreciation
  of $9,575,000  and $8,805,000 ............................      7,840,000      8,199,000
                                                                -----------    -----------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,805,000 ..........................................           --          103,000
  Other assets .............................................        569,000        825,000
                                                                -----------    -----------
    Total other assets .....................................        569,000        928,000
                                                                -----------    -----------
Total assets ...............................................    $34,657,000     38,708,000
                                                                ===========    ===========

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                    FEBRUARY 27,
                                                                       1999          August 29,
               LIABILITIES AND SHAREHOLDERS' EQUITY                 (UNAUDITED)        1998 *
                                                                   ------------     ------------
Current liabilities:
  Book overdraft ..............................................    $       --       $    334,000
  Revolving credit agreement borrowings, current ..............       4,992,000        7,612,000
  Accounts payable--trade .....................................       7,350,000        9,289,000
  Accounts payable--related parties - net .....................       4,525,000        5,185,000
  Accrued  bonuses ............................................         164,000          164,000
  Accrued interest expense-subordinated debt ..................       1,731,000        1,731,000
  Other accrued expenses ......................................       1,477,000        1,467,000
  Current portion of capital lease obligations ................         136,000          144,000
  Current portion of long-term obligations ....................         900,000          822,000
                                                                   ------------     ------------
    Total current liabilities .................................      21,275,000       26,748,000

Long-term debt, less current portion ..........................       2,641,000        2,781,000
Obligations under capital leases, less current portion ........          74,000          130,000
Subordinated long term debt - related parties .................            --          1,700,000
                                                                   ------------     ------------
   Total liabilities ..........................................      23,990,000       31,359,000
                                                                   ------------     ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares and 666,529 shares, respectively,        3,760,000        4,666,000
        issued and outstanding
    Series B, 120,690 shares issued and outstanding ...........       4,511,000        4,511,000
    Series C, 78,333 shares issued and outstanding ............       4,699,000             --
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,765,256 shares and
     16,761,493 shares, respectively ..........................         168,000          168,000
  Additional paid-in-capital ..................................      12,867,000       12,483,000
  Foreign currency translation ................................            --           (376,000)
  Accumulated deficit .........................................     (15,338,000)     (14,103,000)
                                                                   ------------     ------------
    Total shareholders' equity ................................      10,667,000        7,349,000
                                                                   ------------     ------------
Total liabilities and shareholders' equity ....................    $ 34,657,000     $ 38,708,000
                                                                   ============     ============

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                    FEBRUARY 27,    FEBRUARY 28,     FEBRUARY 27,     FEBRUARY 28,
                                                       1999             1998             1999             1998
                                                   ------------     ------------     ------------     ------------
Net sales .....................................    $ 13,440,000     $ 14,843,000     $ 28,515,000     $ 35,708,000

Cost of sales .................................       9,620,000        9,965,000       20,052,000       24,892,000
                                                   ------------     ------------     ------------     ------------
Gross profit ..................................       3,820,000        4,878,000        8,463,000       10,816,000

Selling, general and administrative expenses ..       3,967,000        4,310,000        8,032,000        8,274,000
                                                   ------------     ------------     ------------     ------------
Income (loss) from operations .................        (147,000)         568,000          431,000        2,542,000

Other income (expense):
    Interest expense ..........................        (307,000)        (496,000)        (638,000)        (970,000)
    Amortization of warrants ..................         (24,000)         (11,000)         (52,000)         (21,000)
    Other expense .............................          (8,000)         (93,000)          (3,000)        (178,000)
                                                   ------------     ------------     ------------     ------------
Income (loss) before provision for income taxes        (486,000)         (32,000)        (262,000)       1,373,000

Provision for income taxes ....................          24,000            5,000           24,000           55,000
                                                   ------------     ------------     ------------     ------------
Net income (loss) .............................    $   (510,000)    $    (37,000)    $   (286,000)    $  1,318,000
                                                   ------------     ------------     ------------     ------------
Less:
    Preferred stock dividends .................        (197,000)        (113,000)        (404,000)        (226,000)
    Effect of beneficial conversion feature ...         (40,000)            --           (681,000)            --
                                                   ============     ============     ============     ============
Net income (loss) applicable to common stock ..    $   (747,000)    $   (150,000)    $ (1,371,000)    $  1,092,000
                                                   ============     ============     ============     ============
Earnings per common share:

    Basic .....................................    $      (0.04)    $       (.01)    $       (.08)    $        .07
                                                   ============     ============     ============     ============
    Diluted ...................................    $      (0.04)    $       (.01)    $       (.08)    $        .06
                                                   ============     ============     ============     ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                PREFERRED STOCK
                                                      ------------------------------------------------------------------
                                   COMMON STOCK            SERIES A                SERIES B               SERIES C
                             ----------------------   ---------------------   -------------------   --------------------
                               NUMBER                 NUMBER                  NUMBER                NUMBER
                              OF SHARES    AMOUNT    OF SHARES   AMOUNT     OF SHARES    AMOUNT    OF SHARES    AMOUNT
                             ----------   ---------   -------   -----------  -------   ----------   ------    ----------
Balance, August 28, 1998     16,761,493   $ 168,000   666,529   $ 4,666,000  120,690   $4,511,000     --      $    --
                             ==========   =========   =======   ===========  =======   ==========   ======    ==========
Net loss

Preferred Stock Dividends

Contribution to 401(k) Plan       3,763

Issuance of Series C
   Preferred Stock and
   related warrants                                                                                 78,333     4,699,000

Sale of Mexican Subsidiary                           (129,387)     (906,000)
                             ----------   ---------   -------   -----------  -------   ----------   ------    ----------
Balance, February 27, 1999   16,765,256   $ 168,000   537,142   $ 3,760,000  120,690   $4,511,000   78,333    $4,699,000
                             ==========   =========   =======   ===========  =======   ==========   ======    ==========

                                              FOREIGN
                               ADDITIONAL      CURRENCY     ACCUMULATED
                             PAID-IN-CAPITAL  TRANSLATION     DEFICIT
                               ------------   -----------   ------------
Balance, August 28, 1998       $ 12,483,000   $ (376,000)   $(14,103,000)
                               ============    =========    ============
Net loss                                                        (286,000)

Preferred Stock Dividends                                       (188,000)

Contribution to 401(k) Plan          13,000

Issuance of Series C
   Preferred Stock and
   related warrants                 307,000                     (681,000)

Sale of Mexican Subsidiary           64,000      376,000         (80,000)
                               ------------    ---------    ------------
Balance, February 27, 1999     $ 12,867,000    $    --      $(15,338,000)
                               ============    =========    ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    TWENTY-SIX WEEKS ENDED
                                                                 FEBRUARY 27,     February 28,
                                                                    1999             1998
                                                                 -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .......................................    $  (286,000)    $  1,318,000
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
       Depreciation and amortization ........................        868,000          904,000
       Provision for losses on accounts receivable ..........        325,000          301,000
       Provision for inventory allowances ...................         11,000          322,000
       Issuance of stock in connection with 401K plan .......         13,000           25,000
       Amortization of warrant valuations ...................         52,000           21,000
       Amortization of deferred loan costs ..................        127,000           42,000
       Compensation expense for extension of stock options ..           --            217,000
       Change in operating assets and liabilities:
          Accounts receivable ...............................        167,000       (1,349,000)
          Inventories .......................................        717,000       (2,930,000)
          Prepaid expenses ..................................        (94,000)         (63,000)
          Other current assets ..............................         14,000             --
          Income taxes payable ..............................           --            (11,000)
          Accounts payable ..................................     (2,497,000)       2,708,000
          Accrued expenses ..................................         17,000          (50,000)
                                                                 -----------     ------------
       Net cash provided by (used in) operating activities ..       (566,000)       1,455,000
                                                                 -----------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures ....................................       (509,000)        (899,000)
    Increase in other assets ................................           --            (13,000)
                                                                 -----------     ------------
       Net cash used in investing activities ................       (509,000)        (912,000)
                                                                 -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Book overdraft ..........................................       (334,000)         876,000
    Net repayment of old revolving credit facility ..........           --        (10,205,000)
    Repayments under new revolving credit facility ..........     (4,746,000)       9,682,000
    Borrowings under new revolving credit facility ..........      2,126,000             --
    Proceeds from long-term debt ............................        380,000        2,385,000
    Principal payments under new debt .......................       (442,000)        (121,000)
    Principal payments on capital leases ....................        (64,000)         (60,000)
    Principle payments under old long-term debt .............           --         (2,502,000)
    Issuance of Series C Preferred Stock and related warrants      4,699,000             --
    Payment of issuance costs on Series C Preferred Stock ...       (374,000)            --
    Payment of dividends on Series C Preferred Stock ........       (188,000)            --
    Deferred Loan Costs .....................................           --           (732,000)
                                                                 -----------     ------------
       Net cash provided by (used in) financing activities ..      1,057,000         (677,000)
                                                                 -----------     ------------
NET DECREASE IN CASH ........................................        (18,000)        (134,000)
CASH AT BEGINNING OF PERIOD .................................         66,000          492,000
                                                                 -----------     ------------
CASH AT END OF PERIOD .......................................    $    48,000     $    358,000
                                                                 ===========     ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 27, 1999

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Tristar Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 27, 1999, are not necessarily indicative of the results that may be expected for the year ending August 28, 1999.

NOTE 2:  EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                                   THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                                 FEBRUARY 27,  FEBRUARY 28,     FEBRUARY 27,   FEBRUARY 28,
                                                                     1999          1998             1999          1998
                                                                -----------------------------------------------------------
Basic EPS:

        Net earnings (loss) applicable to common stock .....    $  (747,000)    $  (150,000)    $(1,371,000)    $ 1,092,000

        Weighted-average number of common shares outstanding     16,763,845      16,730,197      16,762,669      16,774,829
                                                                -----------------------------------------------------------
Basic EPS ..................................................    $      (.04)    $      (.01)    $      (.08)    $       .07
                                                                ===========================================================
Diluted EPS (1):
        Net income (loss) applicable to common stock .......    $  (747,000)    $  (150,000)    $(1,371,000)    $ 1,092,000

        Weighted-average number of common shares outstanding     16,763,845      16,730,197      16,762,669      16,744,829

        Add:  effects of assumed exercise of options
              and warrants
            Exercise of stock options ......................           --              --              --           266,754

            Exercise of warrants ...........................           --              --              --         1,275,783
                                                                -----------------------------------------------------------
            Weighted-average number of common shares
              outstanding plus shares from assumed
              exercise of options and warrants .............     16,763,845      16,730,197      16,762,669      18,287,366
                                                                -----------------------------------------------------------
Diluted EPS ................................................    $      (.04)    $      (.01)    $      (.08)    $       .06
                                                                ===========================================================

1. Dilutive EPS equals basic EPS for the thirteen week periods ended February 27, 1999, and February 28, 1998 and the twenty-six week period ended February 27, 1999, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                                            -----------------------------------
                                             February 27,            August 29,
                                                1999                   1998
                                            -----------------------------------
Raw materials ....................          $  4,026,000           $  4,728,000

Work-in-process ..................               693,000              1,209,000

Finished goods ...................             6,598,000              6,342,000
                                            ------------           ------------
                                              11,317,000             12,279,000

Inventory reserves ...............              (807,000)              (904,000)
                                            ------------           ------------
                                            $ 10,510,000           $ 11,375,000
                                            ============           ============

NOTE 4:  CREDIT AGREEMENT BORROWINGS

The Company maintains a $22,000,000 Credit Agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At February 27, 1999, the Revolving Credit bore interest at a rate of 9.25%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of February 27, 1999 approximated $2,902,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.5% at February 27, 1999) plus 2.00%. Principal repayments of the Term Loan are $56,667 per month for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing at an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of February 27, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $916,000; principal repayments are currently set at the rate of $18,300 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth ("MTNW"), Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of the MTNW financial covenant as of February 27, 1999 primarily as a result of the disposal of it's wholly-owned Mexican subsidiary and the reduction of subordinated debt due to a related party. The Company was granted waivers by the lender and is currently discussing a modification to such covenant.


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

         INTERNAL REVENUE SERVICE EXAMINATION

In February 1997 the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. In April 1998, the Company filed a protest letter with the IRS. In a letter dated August 17, 1998, the IRS rejected the Company's response. The Company has raised this issue with the Dallas Appeals office and has scheduled a hearing for later this year. If the Company is unsuccessful in its discussions or ultimately in an appeal, it could be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it could lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

         OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 6:  RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at February 27, 1999 and August 29, 1998.

--------------------------------------------------------------------------------

                                                   FEBRUARY 27,      August 29,
                                                      1999             1998
                                                   -----------      -----------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties ....     $ 3,721,000      $ 4,153,000

Offset amount ................................        (406,000)        (546,000)
                                                   -----------      -----------
Net related parties receivables ..............     $ 3,315,000      $ 3,607,000
                                                   ===========      ===========
ACCOUNTS PAYABLE:

Total accounts payable-related parties .......     $ 4,931,000      $ 5,731,000

Offset amount ................................        (406,000)        (546,000)
                                                   -----------      -----------
Net related parties payables .................     $ 4,525,000      $ 5,185,000
                                                   ===========      ===========
--------------------------------------------------------------------------------

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the twenty-six week period ended February 27, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $2,266,000 and $2,148,000, respectively.

During the twenty-six week period ended February 27, 1999, and for the comparable period in fiscal 1998, the Company sold products to Sheth Group affiliates in the amounts of approximately $1,881,000 and $2,131,000, respectively.

NOTE 7: SALE OF WHOLLY-OWNED MEXICAN SUBSIDIARY

On March 15, 1999, pursuant to a stock purchase agreement entered into by and among Tristar Corporation ("Registrant"), Transvit Holding Corporation ("THC"), a wholly-owned affiliate of the Core Sheth Family ("Sheth Group"), the majority stockholder of the Registrant, and Nevell Investments, S.A. ("Nevell"), another affiliate of the Sheth Group, the Registrant sold to THC for $2,686,000 all of the issued and outstanding capital stock ("Trimex Stock") and certain distribution rights of its wholly-owned subsidiary, Tristar de Mexico, S.A. de C.V. ("Trimex"), a distributor of fragrance and cosmetic products into the formal retail market in the United Mexican States. The transaction was effective as of November 29, 1998.

The transaction provides for a non-compete restriction and a supply agreement whereby the Registrant agreed to continue selling certain products to Trimex. The Registrant also received an option to repurchase the Trimex Stock and distribution rights from THC at a fair value at anytime prior to March 15, 2004. The Registrant currently has no plans to exercise such option but may do so in the future.

The Registrant received payment in the form of a reduction of debt due Nevell, and redemption of shares of the Registrant's Series A Convertible Preferred Stock, $.05 par value ("Series A Preferred"), issued to Nevell, at a redemption price of $7.62 per share. Of the total purchase price of $2,686,000, an amount equal to $1,700,000 was applied to a reduction of debt due Nevell with the remaining $986,000 attributed to redeemed shares of the Series A Preferred at a total redemption of approximately $906,000 plus $80,000 of dividends in arrears. Warrant valuation costs of $99,000 associated with the subordinated debt reduction were written-off in connection with the sale. The excess proceeds over the carrying value of the Registrant's investment in Trimex was recorded as an increase in additional paid-in-capital.

NOTE 8: ISSUANCE OF SERIES C PREFERRED STOCK

Effective September 3, 1998 (pursuant to a private placement), the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 shares of the Company's common stock. In connection with the Series C Preferred Stock issuance, the Company issued 125,000 common stock warrants which are exercisable at a price of between $4.00 and $6.28 per share. The Company received proceeds from issuance of the Series C Preferred Stock of approximately $4,699,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Preferred Stock to the same investor, in accordance with the stated closing schedule.

The Series C Preferred Stockholders are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $188,000 were paid in cash on the Series C Preferred Stock during the twenty-six week period ended February 27, 1999. The Series C Preferred Stockholders are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the Series C Preferred Stockholders were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $374,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to Accumulated Deficit and have been reflected as a reduction in net income applicable to common stock.

NOTE 9:  SERIES A AND B PREFERRED STOCK

The Company's Series A and B Preferred Stockholders are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of Trimex Stock (see Note 7). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended February 27, 1999 and February 28, 1998 of approximately $103,000 and $113,000, respectively and for the twenty-six week period then ended of approximately $216,000 and $226,000, respectively have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $845,000 at February 27, 1999.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998

For the thirteen week period ended February 27, 1999, the Company recorded a net loss of $510,000 compared to a net loss of $37,000 for the thirteen week period ended February 28, 1998. The February 27, 1999 results were negatively affected primarily by lower sales and reduced profit margins relating to the final phase of an inventory reduction plan, partially offset by lower selling, general and administrative expenses ("SG&A") and interest expense. After giving effect to preferred stock dividends and the beneficial conversion feature associated with the issuance of Series C Preferred Stock, the Company recorded a net loss applicable to common stock of $747,000 or $.04 per diluted share for the thirteen week period ended February 27, 1999 compared to net loss applicable to common stock of $150,000 or $.01 per diluted share for the related fiscal 1998 period.

For the twenty-six week period ended February 27, 1999, the Company recorded a net loss of $286,000 compared to net income of $1,318,000 for the comparable period in 1998. The February 27, 1999 year-to-date results were negatively impacted by lower sales and reduced profit margins relating to the final phase of an inventory reduction plan, partially offset by lower SG&A and interest expense. Net loss applicable to common stock after giving effect to preferred stock dividends and the beneficial conversion feature associated with the issuance of Series C Preferred Stock was $1,371,000 or $.08 per diluted share for the twenty-six week period ended February 27, 1999. This compares to a net income applicable to common stock of $1,092,000 or $.07 per basic share and $.06 per diluted share for the same period in 1998.

NET SALES

Net sales were $13,440,000 for the thirteen week period ended February 27, 1999, a decrease of 9.5% versus net sales of $14,843,000 for the same period in fiscal 1998. For the twenty-six week period ended February 27, 1999, net sales were $28,515,000, a decrease of 20.1% versus net sales of $35,708,000 for the twenty-six week period ended February 28, 1998. The decline in the thirteen week period ended February 27, 1999 is related mainly to volume decreases in Latin America, primarily in the Royal Selections fragrance line. This decline was somewhat offset by a volume increase in combined U.S. chain, specialty chain, and mass merchandise channels, primarily in the Euro Collections line. The decrease in the twenty-six week period ended February 27, 1999, is related mainly to volume decreases in both the U.S. wholesale and Latin America markets, primarily in the Royal Selections fragrance lines. Additionally, for both the thirteen and twenty-six week periods ended February 27, 1999, sales were lower over the previous year as a result of the Company's sale of its wholly-owned Mexican subsidiary ("Tristar de Mexico").

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended February 27, 1999, the Company experienced a decline mainly in the Latin America market somewhat offset by increases in combined U.S. chain, specialty chain, and mass merchandise channels. U.S. wholesale and Latin America channels experienced significant turmoil relating to instability in the global financial markets. Sales of the Euro Collections fragrance line grew significantly in the chain, specialty chain, and mass merchandise channels and Latin America. For the twenty-six week period ended February 27, 1999, the Company experienced a decline in the U.S. wholesale and Latin America markets while combined chain, specialty chain, and mass merchandise channels remain somewhat flat when compared to the comparable period in 1998.

NET SALES - RELATED PARTIES

In the thirteen and twenty-six week periods ended February 27, 1999, sales to affiliates of the Sheth Group were $1,274,000 and $1,881,000, respectively, compared with $1,089,000 and $2,131,000 for the same period in fiscal 1998.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the twenty-six week period ended February 27, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $2,266,000 and $2,148,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended February 27, 1999 and February 28, 1998 was $3,820,000 or 28.4% of sales and $4,878,000 or 32.9%
of sales, respectively. Gross profit for the twenty-six week periods ended February 27, 1999 and February 28, 1998 was $8,463,000, or 29.7% of sales and $10,816,000 or 30.3% of sales, respectively. The decline in gross profit in the thirteen and twenty-six week periods related primarily to the overall sales decrease and reduced profit margins relating to the final phase of an inventory reduction plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended February 27, 1999 was $3,967,000, a decrease of 8.0% versus the $4,310,000 for the February 28, 1998 period. SG&A for the twenty-six week period was $8,032,000, a decrease of 2.9% versus the $8,274,000 for the February 28, 1998 period. For both the thirteen and twenty-six week periods ended February 27, 1999, a portion of the SG&A decrease resulted from the sale of the Company's wholly-owned Mexican subsidiary ("Tristar de Mexico"). As a percentage of sales SG&A was 29.5% and 29.0% for the thirteen week periods ended February 27, 1999 and February 28, 1998, respectively, or relatively flat. SG&A as a percentage of sales for the twenty-six week periods ended February 27, 1999 and February 28, 1998 were 28.2% and 23.2% respectively. The increase in SG&A as a percentage of sales in fiscal 1999 is primarily due to lower sales in that period.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased when comparing the thirteen and twenty-six week periods of fiscal 1999 to the same period of fiscal 1998 as a result of lower revolving credit borrowings in the current fiscal year. Other expense declined in the thirteen and twenty-six week periods ended February 27,1999 as compared with the same period in fiscal 1998 due mainly to a decrease in foreign exchange losses and disposal of the Company's wholly-owned Mexican subsidiary.

POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The Company's business, financial condition and results of operations could be materially adversely affected by each or all of the following factors:

1. MEXICAN MARKET. The market for the Company's products continues to be negatively impacted as a result of the devaluation of the Mexican Nuevo Peso in December 1994 and the subsequent economic and political instability. These factors sharply reduced the purchasing power of the Mexican consumer and therefore the demand for the Company's products was adversely affected. Any future significant deterioration of the Peso's value would be expected to further adversely affect the Company's sales in Mexico and also the collectability of accounts receivable. Although the Company has no such knowledge, some of its customers based in the United States may sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities, should they arise, may have an adverse effect on the Company's sales to such customers.

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

5. INTERNAL REVENUE SERVICE. In February 1997, the Internal Revenue Service ("the IRS") concluded its examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. The Company has raised this issue with the Dallas Appeals office and has scheduled a hearing for later this year. If the Company is unsuccessful in its discussions or ultimately in an appeal, it may be required to pay taxes from prior years and related interest thereon exceeding $1,800,000, and it may lose a significant amount of its existing net operating loss carryforward benefits. No accrual for the impact of the proposed IRS adjustments has been recorded in the accompanying financial statements as the Company does not believe it is probable that the IRS will prevail in this matter.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from a revolving line of credit and cash generated from operations.

OPERATING ACTIVITIES

Operations in the twenty-six week period ended February 27, 1999, used $566,000 in cash primarily due to net loss adjusted for non-cash items and decreases in accounts receivable and inventory, offset by a decrease in accounts payable.

Accounts receivable decreased due to lower sales and more aggressive collection efforts. Inventory decreased as a result of an inventory reduction plan that the Company implemented in fiscal 1998 which was designed to sell slower rotating finished goods at reduced margins. Accounts payable decreased as the Company made payments to certain vendors in accordance with their terms.

INVESTING ACTIVITIES

Capital expenditures during the twenty-six week period were $509,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1999 are expected to exceed the fiscal 1998 level with the major portion being devoted to manufacturing equipment which will enable the Company to enhance its capacity, efficiency and level of customer service.

FINANCING ACTIVITIES

During the twenty-six week period ended February 27, 1999, revolving credit decreased by $2,620,000. This was offset primarily by proceeds from the sale of Series C Preferred Stock and related warrants, resulting in net cash provided by financing activities of $1,057,000 for the period.

The Company maintains a $22,000,000 credit agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At February 27, 1999, the Revolving Credit bore interest at a rate of 9.25%. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of February 27, 1999 approximated $2,902,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.5% at February 27, 1999) plus 2.00%. Principal payments on the Term Loan will equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing at an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of February 27, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $916,000; principal payments are currently set at the rate of $18,300 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth ("MTNW"), Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of the MTNW financial covenant as of February 27, 1999 primarily as a result of the disposal of it's wholly-owned Mexican subsidiary and the reduction of subordinated debt due to a related party. The Company was granted waivers by the lender and is currently discussing a modification to such covenant.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These amounts are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing Credit Agreement. During the twenty-six week period ended February 27, 1999, the Company paid $188,000 in dividends to the Series C Preferred Stockholders.

The Company believes the lines of credit, together with cash generated by operations will provide sufficient cash to meet the requirements of the Company for fiscal 1999.

Effective September 3, 1998 (pursuant to a private placement), the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 shares of the Company's common stock. In connection with the Series C Preferred Stock issuance, the Company issued a warrant to purchase 125,000 shares of common stock ("The Series C Warrant") which is exercisable at a price of between $4.00 and $6.28 per share. The Company received proceeds from issuance of the Series C Preferred Stock of approximately $4,699,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Preferred Stock to the same investor, in accordance with the stated closing schedule.

The Series C Preferred Stockholders are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $188,000 were paid in cash on the Series C Preferred Stock during the twenty-six week period ended February 27, 1999. The Series C Preferred Stockholders are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the Series C Preferred Stockholders were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $374,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to Accumulated Deficit and have been reflected as a reduction in net income applicable to common stock.

The Company's Series A and B Preferred Stockholders are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of Trimex Stock (see Note 7). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended February 27, 1999 and February 28, 1998 of approximately $103,000 and $113,000, respectively and for the twenty-six week periods then ended of approximately $216,000 and $226,000, respectively have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $845,000 at February 27, 1999.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in all key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

The Company believes that it will be year 2000 compliant and plans to test its modificaations and replacements in September 1999. Modification and replacement of the Company's Programs and Systems are being made by Company or contract personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Although the ultimate costs of attaining Year 2000 compliance is not fully known at this time, management anticipates that its external costs will not exceed $200,000.

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

The Company's short term and long term debt at February 27, 1999 bears interest at variable rates (See Note 4 of the Notes to the consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at February 27, 1999 would result in an approximate $90,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of February 27, 1999.

The Company's direct exports comprise approximately 39% of net sales for the twenty-six week period ended February 27, 1999. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

                 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 5 of the Notes to the Consolidated Financial Statement.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a.) The Annual Meeting of Stockholders was held on February 10, 1999.

        b.) The following directors were elected to serve until the next Annual
            Meeting of Stockholders or until their successors have been elected and qualified:

            Richard  P. Rifenburgh        Jay J. Sheth
            Robert R. Sparacino           Robert A. Lerman
            Viren S. Sheth                B. J. Harid
            Aaron Zutler

        c.) (1) The director's listed in item 4 b) above were elected by the following votes:

                                                            NUMBER OF VOTES
            NAME                        NUMBER OF VOTES FOR     WITHHELD
            ----                        -------------------     --------
            Richard  P. Rifenburgh          15,535,436            8,700
            Robert R. Sparacino             15,535,336            8,800
            Viren S. Sheth                  15,535,336            8,800
            Aaron Zutler                    15,535,336            8,800
            Jay J. Sheth                    15,535,336            8,800
            Robert A. Lerman                15,535,336            8,800
            B. J. Harid                     15,535,436            8,700

            (2) Of the 15,544,136 number shares voting at the meeting,
                15,538,536 voted for the ratification of the appointment of the firm PricewaterhouseCoopers LLP as the Company's independent public accountants for fiscal 1999. The number of shares that voted against such ratification was 1,600 and the holders of 4,000 shares abstained from voting on this matter.


ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBIT

            2.1 STOCK PURCHASE AGREEMENT BETWEEN THE COMPANY AND TRANSVIT HOLDING CORPORATION DATED EFFECTIVE AS OF NOVEMBER 29, 1998 (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.1 TO COMPANY'S CURRENT REPORT FORM 8-K DATED MARCH 25, 1999).

          *27.1   FINANCIAL DATA SCHEDULE.

        b) REPORT

           FORM 8-K DATED MARCH 25, 1999.

      ---------------------------
      *     FILED HEREWITH.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRISTAR CORPORATION
                                       (Registrant)

Date:   April 13, 1999               /s/ Richard R. Howard
                                    RICHARD R. HOWARD
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:   April 13, 1999               /s/ Robert M. Viola
                                    ROBERT M. VIOLA
                                    Executive Vice-President and Chief
                                      Financial Officer
                                    (Principal Financial and Accounting Officer)