Form 10-Q
period 1999-05-29
TRISTAR CORP
filed 1999-07-13
CIK 737203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:    MAY 29, 1999

                                      -OR-
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              13-3129318
           ------------------------------           ------------------------
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

            ON JULY 1, 1999, THERE WERE OUTSTANDING 16,766,764 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--May 29, 1999 and August 29, 1998 .......  3

        Consolidated statements of operations--thirteen and thirty-nine week periods ended May 29, 1999 and May 30, 1998,
                   respectively .............................................  5

        Consolidated statement of shareholders' equity -- thirty-nine week period ended May 29, 1999 ...........................  6

        Consolidated statements of cash flows--thirty-nine week periods ended May 29, 1999 and May 30, 1998, respectively ........  7

        Notes to consolidated financial statements--May 29, 1999 ............  8

Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations .................................... 13

Item 3. Qualitative and Quantitative Disclosure About Market risk ........... 19


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 20

Item 2. Changes in Securities ............................................... 20

Item 3. Defaults Upon Senior Securities ..................................... 20

Item 4. Submission of Matters to a Vote of Security Holders ................. 20

Item 5. Other Information ................................................... 20

Item 6. Exhibits and Reports on Form 8-K .................................... 20


SIGNATURES .................................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               MAY 29,
                                                                1999      August 29,
                             ASSETS                          (UNAUDITED)    1998*
                                                             ----------- -----------
Current assets:
  Cash ..................................................... $   166,000 $    66,000
  Accounts receivable, less allowance for doubtful accounts
    of $782,000 and $895,000, respectively .................  10,643,000  14,206,000
  Accounts receivable - related parties - net ..............   5,145,000   3,607,000
  Inventories ..............................................  10,290,000  11,375,000
  Prepaid expenses .........................................     174,000     186,000
  Other current assets .....................................     156,000     141,000
                                                             ----------- -----------
    Total current assets ...................................  26,574,000  29,581,000
                                                             ----------- -----------
Property, plant and equipment, less accumulated depreciation
  of $9,983,000  and $8,805,000 ............................   7,708,000   8,199,000
                                                             ----------- -----------
Other assets:
  Warrant valuation, less accumulated amortization
    of $1,805,000 ..........................................        --       103,000
  Other assets .............................................     610,000     825,000
                                                             ----------- -----------
    Total other assets .....................................     610,000     928,000
                                                             ----------- -----------
Total assets ............................................... $34,892,000 $38,708,000
                                                             =========== ===========

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                   MAY 29,
                                                                    1999        August 29,
                    LIABILITIES AND SHAREHOLDERS' EQUITY         (UNAUDITED)     1998 *
                                                                ------------  ------------
Current liabilities:
  Book overdraft .............................................. $       --    $    334,000
  Revolving credit agreement borrowings, current ..............    6,126,000     7,612,000
  Accounts payable--trade .....................................    7,980,000     9,289,000
  Accounts payable--related parties - net .....................    2,619,000     5,185,000
  Accrued  bonuses ............................................      232,000       164,000
  Accrued interest expense-subordinated debt ..................    1,731,000     1,731,000
  Other accrued expenses ......................................    1,546,000     1,467,000
  Current portion of capital lease obligations ................      134,000       144,000
  Current portion of long-term obligations ....................    1,168,000       822,000
                                                                ------------  ------------
    Total current liabilities .................................   21,536,000    26,748,000

Long-term debt, less current portion ..........................    2,832,000     2,781,000
Obligations under capital leases, less current portion ........       46,000       130,000
Subordinated long term debt - related parties .................         --       1,700,000
                                                                ------------  ------------
   Total liabilities ..........................................   24,414,000    31,359,000
                                                                ------------  ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares and 666,529 shares, respectively,     3,760,000     4,666,000
        issued and outstanding
    Series B, 120,690 shares issued and outstanding ...........    4,511,000     4,511,000
    Series C, 78,333 shares issued and outstanding ............    4,699,000          --
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,766,764 shares and
    16,761,493 shares, respectively ...........................      168,000       168,000
  Additional paid-in-capital ..................................   12,827,000    12,483,000
  Foreign currency translation ................................         --        (376,000)
  Accumulated deficit .........................................  (15,487,000)  (14,103,000)
                                                                ------------  ------------
    Total shareholders' equity ................................   10,478,000     7,349,000
                                                                ------------  ------------
Total liabilities and shareholders' equity .................... $ 34,892,000  $ 38,708,000
                                                                ============  ============

* Prepared from audited financial statements for the year ended August 29, 1998.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                --------------------------  --------------------------
                                                   MAY 29,      May 30,        MAY 29,      May 30,
                                                    1999         1998           1999         1998
                                                ------------  ------------  ------------  ------------
Net sales ..................................... $ 13,436,000  $ 17,185,000  $ 41,951,000  $ 52,893,000

Cost of sales .................................    9,706,000    13,250,000    29,668,000    38,142,000
                                                ------------  ------------  ------------  ------------
Gross profit ..................................    3,730,000     3,935,000    12,283,000    14,751,000

Selling, general and administrative expenses ..    3,489,000     4,216,000    11,559,000    12,493,000
                                                ------------  ------------  ------------  ------------
Income (loss) from operations .................      241,000      (281,000)      724,000     2,258,000

Other income (expense):
    Interest expense ..........................     (273,000)     (426,000)     (986,000)   (1,396,000)
    Amortization of warrants ..................      (24,000)         --         (76,000)         --
    Other expense .............................       42,000      (105,000)       62,000      (301,000)
                                                ------------  ------------  ------------  ------------
Income (loss) before provision for income taxes      (14,000)     (812,000)     (276,000)      561,000

Provision (benefit) for income taxes ..........      (24,000)         --            --          55,000
                                                ------------  ------------  ------------  ------------
Net income (loss) ............................. $     10,000  $   (812,000) $   (276,000) $    506,000
                                                ------------  ------------  ------------  ------------
Less:
    Preferred stock dividends .................     (197,000)     (113,000)     (601,000)     (339,000)
    Effect of beneficial conversion feature ...         --            --        (681,000)         --
                                                ------------  ------------  ------------  ------------
Net income (loss) applicable to common stock .. $   (187,000) $   (925,000) $ (1,558,000) $    167,000
                                                ============  ============  ============  ============
Earnings (loss) per common share:

    Basic ..................................... $       (.01) $       (.06) $       (.09) $        .01
                                                ============  ============  ============  ============
    Diluted ................................... $       (.01) $       (.06) $       (.09) $        .01
                                                ============  ============  ============  ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                           PREFERRED STOCK
                                                -----------------------------------------------------------------
                              COMMON STOCK           SERIES A                SERIES B            SERIES C
                            ------------------- ----------------------  -------------------- --------------------
                             NUMBER              NUMBER                  NUMBER               NUMBER
                            OF SHARES   AMOUNT  OF SHARES    AMOUNT     OF SHARES   AMOUNT   OF SHARES   AMOUNT
                            ---------- -------- ---------  -----------  --------- ---------- --------- ----------
Balance, August 28, 1998 .. 16,761,493 $168,000   666,529  $ 4,666,000    120,690 $4,511,000      --         --
                            ========== ======== =========  ===========  ========= ========== ========= ==========
Net loss ..................       --       --        --           --         --         --        --         --

Preferred Stock Dividends .       --       --        --           --         --         --        --         --

Contribution to 401(k) Plan      5,271     --        --           --         --         --        --         --

Issuance of Series C
   Preferred Stock and
   related warrants .......       --       --        --           --         --         --      78,333 $4,699,000

Sale of Mexican Subsidiary        --       --    (129,387)    (906,000)      --         --        --         --
                            ---------- -------- ---------  -----------  --------- ---------- --------- ----------
Balance, May 29, 1999 ..... 16,766,764 $168,000   537,142  $ 3,760,000    120,690 $4,511,000    78,333 $4,699,000
                            ========== ======== =========  ===========  ========= ========== ========= ==========
                                               FOREIGN
                                ADDITIONAL    CURRENCY    ACCUMULATED
                             PAID-IN-CAPITAL TRANSLATION    DEFICIT
                             --------------- -----------  ------------
Balance, August 28, 1998 ..  $    12,483,000 $  (376,000) $(14,103,000)
                             =============== ===========  ============
Net loss ..................             --          --        (276,000)

Preferred Stock Dividends .             --          --        (281,000)

Contribution to 401(k) Plan           37,000        --            --

Issuance of Series C
   Preferred Stock and
   related warrants .......          307,000        --        (681,000)

Sale of Mexican Subsidiary              --       376,000      (146,000)
                             --------------- -----------  ------------
Balance, May 29, 1999 .....  $    12,827,000 $      --    $(15,487,000)
                             =============== ===========  ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THIRTY-NINE WEEKS ENDED
                                                               -------------------------
                                                                  MAY 29,     May 30,
                                                                   1999        1998
                                                               -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ....................................... $  (276,000) $    506,000
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
         Depreciation and amortization .......................   1,277,000     1,360,000
         Provision for losses on accounts receivable .........     561,000       668,000
         Provision for inventory allowances ..................        --         660,000
         Reduction in LIFO reserve ...........................        --        (775,000)
         Issuance of stock in connection with 401K plan ......      37,000        38,000
         Amortization of warrant valuations ..................      76,000        32,000
         Amortization of deferred loan costs .................     135,000       118,000
         Compensation expense for extension of stock options .        --         217,000
         Change in operating assets and liabilities:
             Accounts receivable .............................    (615,000)   (2,457,000)
             Inventories .....................................     948,000      (612,000)
             Prepaid expenses ................................     (20,000)     (128,000)
             Other current assets ............................        --            --
             Income taxes payable ............................        --         (11,000)
             Accounts payable ................................  (3,773,000)    1,593,000
             Other current assets ............................     (15,000)
             Accrued expenses ................................      24,000       (33,000)
                                                               -----------  ------------
         Net cash provided by (used in) operating activities .  (1,641,000)    1,176,000
                                                               -----------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures ....................................    (786,000)   (1,068,000)
     Increase in other assets ................................        --         (11,000)
                                                               -----------  ------------
         Net cash used in investing activities ...............    (786,000)   (1,079,000)
                                                               -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Book overdraft ..........................................    (334,000)      240,000
     Net repayment of old revolving credit facility ..........        --     (10,205,000)
     Repayments under new revolving credit facility ..........  (4,746,000)         --
     Borrowings under new revolving credit facility ..........   3,260,000     9,496,000
     Proceeds from long-term debt ............................   1,039,000     4,021,000
     Principal payments under new debt .......................    (642,000)         --
     Principal payments on capital leases ....................     (94,000)      (95,000)
     Principle payments under old long-term debt .............        --      (2,955,000)
     Issuance of Series C Preferred Stock and related warrants   4,699,000          --
     Payment of issuance costs on Series C Preferred Stock ...    (373,000)         --
     Payment of dividends on Series C Preferred Stock ........    (282,000)         --
     Deferred loan costs .....................................        --        (780,000)
                                                               -----------  ------------
         Net cash provided by (used in) financing activities .   2,527,000      (278,000)
                                                               -----------  ------------
NET INCREASE IN CASH .........................................     100,000      (181,000)
CASH AT BEGINNING OF PERIOD ..................................      66,000       492,000
                                                               -----------  ------------
CASH AT END OF PERIOD ........................................ $   166,000  $    311,000
                                                               ===========  ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 29, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended May 29, 1999, are not necessarily indicative of the results that may be expected for the year ending August 28, 1999.

NOTE 2:  EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                                             THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                                           MAY 29,          MAY 30,        MAY 29,         MAY 30,
                                                                            1999             1998           1999            1998
                                                                         ------------    ------------    ------------    -----------
Basic EPS:

      Net earnings (loss) applicable to common stock .................   $   (187,000)   $   (925,000)   $ (1,558,000)   $   167,000


      Weighted-average number of common shares outstanding ...........     16,765,621      16,752,473      16,763,538     16,740,248
                                                                         ============    ============    ============    ===========

Basic EPS ............................................................   $       (.01)   $       (.06)   $       (.09)   $       .01
                                                                         ============    ============    ============    ===========
Diluted EPS (1):

      Net income (loss) applicable to common stock ...................   $   (187,000)   $   (925,000)   $ (1,558,000)   $   167,000


      Weighted-average number of common shares outstanding ...........     16,765,621      16,752,473      16,763,538     16,740,248

      Add:  effects of assumed exercise of options and warrants

         Exercise of stock options ...................................           --              --              --          269,352


         Exercise of warrants ........................................           --              --              --        1,274,332
                                                                         ------------    ------------    ------------    -----------
         Weighted-average number of common shares outstanding
         plus shares from assumed exercise of options and
         warrants ....................................................     16,765,621      16,752,473      16,763,538     18,283,932
                                                                         ------------    ------------    ------------    -----------
Diluted EPS ..........................................................   $       (.01)   $       (.06)   $       (.09)   $       .01
                                                                         ============    ============    ============    ===========

1. Dilutive EPS equals basic EPS for the thirteen and thirty-nine week periods ended May 29, 1999, and thirteen week period ended May 30, 1998, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3:  INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                                                 May 29,            August 29,
                                                  1999                 1998
                                              ------------         ------------
Raw materials ........................        $  3,864,000         $  4,728,000

Work-in-process ......................             733,000            1,209,000

Finished goods .......................           6,446,000            6,342,000
                                              ------------         ------------
                                                11,043,000           12,279,000

Inventory reserves ...................            (753,000)            (904,000)
                                              ------------         ------------
                                              $ 10,290,000         $ 11,375,000
                                              ============         ============

NOTE 4:  CREDIT AGREEMENT BORROWINGS

The Company maintains a $22,000,000 Credit Agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At May 29, 1999, the Revolving Credit bore interest at rates of 9.25% and 8.4%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of May 29, 1999 approximated $1,450,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

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

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal repayments on the Cap Ex Facility commence one month after the related borrowing at an amount based on a three to five year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of May 29, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $1,494,000; principal repayments are currently set at the rate of $40,700 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth ("MTNW"), Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of the Minimum EBITDA financial covenant as of May 29, 1999 as a result of lower sales and has obtained a waiver from its lender.

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

           INTERNAL REVENUE SERVICE EXAMINATION

In February 1997 the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. In April 1998, the Company filed a protest letter with the IRS. In a letter dated August 17, 1998, the IRS rejected the Company's response. The Company raised this issue with the Dallas Appeals office and in June 1999 reached an agreement resulting in a non-cash settlement and thereby concluded the matter with no additional tax liability. The Company's revised net operating loss carryforward at August 29, 1998 approximates $8 million.

           OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 6:  RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at May 29, 1999 and August 29, 1998.

                                                       MAY 29,       August 29,
                                                        1999           1998
                                                     -----------    -----------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties ........   $ 5,733,000    $ 4,153,000


Offset amount ....................................      (588,000)      (546,000)
                                                     ===========    ===========

Net related parties receivables ..................   $ 5,145,000    $ 3,607,000
                                                     ===========    ===========
ACCOUNTS PAYABLE:

Total accounts payable-related parties ...........   $ 3,207,000    $ 5,731,000

Offset amount ....................................      (588,000)      (546,000)
                                                     ===========    ===========
Net related parties payables .....................   $ 2,619,000    $ 5,185,000
                                                     ===========    ===========

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the thirty-nine week period ended May 29, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $3,027,000 and $2,407,000, respectively.

During the thirty-nine week period ended May 29, 1999, and for the comparable period in fiscal 1998, the Company sold products to Sheth Group affiliates in the amounts of approximately $1,881,000 and $5,418,000, respectively.

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

The Registrant received payment in the form of a reduction of debt due Nevell, and redemption of shares of the Registrant's Series A Convertible Preferred Stock, $.05 par value ("Series A Preferred"), issued to Nevell, at a redemption price of $7.62 per share. Of the total purchase price of $2,686,000, an amount equal to $1,700,000 was applied to a reduction of debt due Nevell with the remaining $986,000 attributed to redeemed shares of the Series A Preferred at a total redemption of approximately $906,000 plus $80,000 of dividends in arrears. Warrant valuation costs of $99,000 associated with the subordinated debt reduction were written-off in connection with the sale. The excess of the carrying value of the Registrant's investment in Trimex over the proceeds received was recorded as an increase in accumulated deficit.

NOTE 8: ISSUANCE OF SERIES C PREFERRED STOCK

Effective September 3, 1998 (pursuant to a private placement), the Company sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 shares of the Company's common stock. In connection with the Series C Preferred Stock issuance, the Company issued 125,000 common stock warrants which are exercisable at a price of between $4.00 and $6.28 per share. The Company received proceeds from issuance of the Series C Preferred Stock of approximately $4,699,000 and expects to receive an additional $1,300,000 in fiscal 1999 upon issuance of an additional 21,667 shares of Series C Preferred Stock to the same investor.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $282,000 were paid in cash on the Series C Preferred Stock during the thirty-nine week period ended May 29, 1999. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the date of the issuance of the Series C Preferred Stock, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the holders of the Series C Preferred Stock were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $374,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to accumulated deficit and have been reflected as a reduction in net income applicable to common stock.

NOTE 9:  SERIES A AND B PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of Trimex Stock (see Note 7). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended May 29, 1999 and May 30, 1998 of approximately $103,000 and $113,000, respectively, and for the thirty-nine week periods then ended of approximately $319,000 and $339,000, respectively, have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $948,000 at May 29, 1999.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED MAY 29, 1999 AND MAY 30, 1998

For the thirteen week period ended May 29, 1999, the Company recorded net income of $10,000 compared to a net loss of $812,000 for the thirteen week period ended May 30, 1998. The May 29, 1999 fiscal year results improved significantly over the prior period despite lower sales. Reduced cost of sales resulting from increased efficiencies in operations as well as lower selling, general and administrative expenses ("SG&A") and interest expense, contributed to the improvement. After giving effect to preferred stock dividends, the Company recorded a net loss applicable to common stock of $187,000 or $.01 per diluted share for the thirteen week period ended May 29, 1999 compared to net loss applicable to common stock of $925,000 or $.06 per diluted share for the related fiscal 1998 period.

For the thirty-nine week period ended May 29, 1999, the Company recorded a net loss of $276,000 compared to net income of $506,000 for the comparable period in 1998. The May 29, 1999 fiscal year-to-date results were negatively impacted by lower sales largely offset by reduced cost of sales as a result of increased efficiencies in operations as well as lower selling, general and administrative expenses

("SG&A") and interest expense. Net loss applicable to common stock after giving effect to preferred stock dividends and the beneficial conversion feature associated with the issuance of Series C Preferred Stock was $1,558,000 or $.09 per diluted share for the thirty-nine week period ended May 29, 1999. This compares to net income applicable to common stock of $167,000 or $.01 per diluted share for the same period in 1998.

NET SALES

Net sales were $13,436,000 for the thirteen week period ended May 29, 1999, a decrease of 21.8% versus net sales of $17,185,000 for the same period in fiscal 1998. For the thirty-nine week period ended May 29, 1999, net sales were $41,951,000 versus net sales of $52,893,000 for the thirty-nine week period ended May 30, 1998. The decline in the thirteen week period ended May 29, 1999 is primarily due to volume decreases in the Latin America and U.S. wholesale markets in the Royal Selections fragrance line and Apple Cosmetics pencil line. As well, approximately nine percent of the sales decline was attributed to the disposal of the Company's wholly-owned subsidiaries in Mexico (as of November
1998) and Brazil (as of May 1998) coupled with a strategic decision to reduce the Company's sales to related parties. This decline was somewhat offset by a volume increase in the combined U.S. chain, specialty chain and mass merchandising channel and particularly, in the Euro Collections fragrance line.

The decrease in net sales for the thirty-nine week period ended May 29, 1999, amounted to 20.7% and is primarily due to volume decreases in the U.S. wholesale and Latin America markets, largely in the Royal Selections fragrance line, and in the Designer Classic Alternative line ("DCA") in the combined U.S. chain, specialty chain and mass merchandising market. Of the overall sales decline, three percent was attributable to the disposal of the Company's wholly-owned subsidiaries in Mexico (as of November 1998) and Brazil (as of May 1998) coupled with a strategic decision to reduce sales to related parties. This decline was somewhat offset by a volume increase in the combined U.S. chain, specialty chain, and mass merchandising channel primarily in the Euro Collections fragrance line.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended May 29, 1999, the Company experienced a decline mainly in the Latin America, U.S. wholesale markets and sales to related parties. As well, sales were lower as a result of the disposal of the Company's wholly-owned subsidiaries in Mexico (as of Nov. '98) and Brazil (as of May '98). This decline was somewhat offset by an increase in combined U.S. chain, specialty chain, and mass merchandise channel. The U.S. wholesale and Latin America channels continue to experience significant turmoil relating to instability in currencies and overall financial conditions. Sales of the Euro Collections fragrance line grew significantly in the combined U.S. chain, specialty chain, and mass merchandise channels.

For the thirty-nine week period ended May 29, 1999, the Company experienced a decline in Latin America, U.S. wholesale and sales to related parties while combined U.S. chain, specialty chain, and mass merchandise channels remained somewhat flat when compared to the thirty-nine week period ended May 30,1998. As well, sales were lower as a result of the disposal of the Company's wholly-owned subsidiaries in Mexico (as of November '98) and Brazil (as of May '98) coupled with the strategic decision to reduce sales to related parties.

NET SALES - RELATED PARTIES

In the thirteen and thirty-nine week periods ended May 29, 1999, sales to affiliates of the Sheth Group were $1,274,000 and $1,881,000, respectively, compared with $3,254,000 and $5,418,000 for the same periods in fiscal 1998. For the thirteen and thirty-nine week periods ended May 29, 1999, net sales to related parties have decreased, when compared to the same periods in fiscal 1998, primarily due to lower sales of slow rotation products (i.e. close-outs).

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates. During the thirty-nine week period ended May 29, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $3,027,000 and $2,407,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended May 29, 1999 and May 30, 1998 was $3,730,000 or 27.8% of sales and $3,935,000 or 22.9% of sales, respectively. Gross profit for the thirty-nine week periods ended May 29, 1999 and May 30, 1998 was $12,283,000, or 29.3% of sales and $14,751,000 or 27.9% of sales, respectively. Although achieving significant improvement in gross margin, overall gross profit dollars declined in both the thirteen and thirty-nine week periods relating primarily to the overall sales decrease offset by significant improvements in cost of sales as a result of increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended May 29, 1999 was $3,489,000, a decrease of 17.2% from $4,216,000 for the period ended May 30, 1998. SG&A for the thirty-nine week period ended May 29, 1999 was $11,559,000, a decrease of 7.5% from $12,493,000 for the period ended May 30, 1998. For both the thirteen and thirty-nine week periods ended May 29, 1999, SG&A decreased primarily due to restructuring of business processes and expense levels together with staff realignment. In addition, a portion of the SG&A decrease resulted from the sale of the Company's wholly-owned subsidiaries in Mexico and Brazil (described previously). As a percentage of sales, SG&A was 26.0% and 24.5% for the thirteen week periods and 27.6% and 23.6% for the thirty-nine week periods ended May 29, 1999 and May 30, 1998, respectively. The increase in SG&A as a percentage of sales in fiscal 1999 is primarily due to lower sales in that period offset by lower expense levels.

NON OPERATING INCOME OR EXPENSE

Interest expense decreased when comparing the thirteen and thirty-nine week periods of fiscal 1999 to the same periods of fiscal 1998 as a result of lower revolving credit borrowings in the current fiscal year. Other expense declined in the thirteen and thirty-nine week periods ended May 29,1999 as compared with the same periods in fiscal 1998 due mainly to a decrease in foreign exchange losses.

POTENTIAL ADVERSE AFFECTS ON RESULTS OF OPERATIONS FOR FUTURE PERIODS

The Company's business, financial condition and results of operations could be materially adversely affected by each or all of the following factors:

1. LATIN AMERICA ECONOMIES. The market for the Company's products continues to be negatively impacted as a result of devaluation and economic and political instability. These factors sharply reduced the purchasing power of the Latin America consumer, and therefore, the demand for the Company's products was adversely affected. Any future significant deterioration of these economies would adversely affect the Company's sales in Latin America and also the collectability of accounts receivable.

2. MEXICAN MARKET. Growth in sales, or even the maintenance of existing sales levels, in Mexico, depends to a large extent on the economic health and political stability of that country. Any deterioration in the economic or political stability could adversely affect sales. Although the Company has no such knowledge, some of its customers based in the United States may sell the Company's products (as well as the products of other companies) to purchasers who, in turn, may attempt to import goods into Mexico without full payment of applicable Mexican taxes and customs duties. Enhanced enforcement efforts by Mexican authorities, should they arise, may have an adverse effect on the Company's sales to such customers.

3. SUPPLY OF PRODUCTS. The Company's ability to manufacture and to satisfy consumer demand for fragrances is dependent on the supply of certain components from single sources including an affiliate of the Sheth Group. Any inability of these vendors to meet the Company's requirements could have an adverse effect on the Company's results until an alternative source could be found and/or developed. In addition, the Company is dependent on the supply of cosmetic products, other than cosmetic pencils, from Sheth Group affiliates. If such affiliates were to cease or be unable to supply these cosmetic products, the lack of these products could have an adverse effect on the Company until a secondary supplier could be located.

4. NEW AND DEVELOPING MARKETS. The Company continues to pursue sales expansion in the U.S., Canada, and Latin America markets. In the process, the Company incurs certain expenses in order to establish a marketing presence and an economically viable amount of sales. There is no assurance that the Company will be successful in those endeavors or that it will recover its initial expenses and start up costs. In addition, certain countries from time to time impose strict import restrictions, high levels of taxes on imports, and restrictions on currency transactions, all of which could affect the success of sales and marketing activities and also affect the profitability of such activities.

At this time, it is not known whether, or to what degree, the above factors will have a material adverse impact on future results.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from a revolving line of credit.

OPERATING ACTIVITIES
Operations in the thirty-nine week period ended May 29, 1999, used $1,641,000 in cash primarily due to net loss adjusted for non-cash items, an increase in accounts receivable and decreases in inventory and accounts payable (all as adjusted for the disposal of the Mexican wholly-owned subsidiary in November
1998).

Accounts receivable increased mainly due to extended terms given to related parties. Inventory decreased in anticipation of reduced sales levels. Accounts payable decreased as the Company made payments to related parties and certain vendors, bringing those accounts closer to normal terms.

INVESTING ACTIVITIES
Capital expenditures during the thirty-nine week period were $786,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 1999 are expected to meet or exceed the fiscal 1998 level with the major portion being devoted to manufacturing equipment to enable the Company to enhance its capacity, efficiency and level of customer service.

FINANCING ACTIVITIES

During the thirty-nine week period ended May 29, 1999, revolving credit decreased by $1,486,000. The reduction was offset primarily by proceeds from the sale of Series C Preferred Stock and related warrants, resulting in net cash provided by financing activities of $2,527,000 for the period.

The Company maintains a $22,000,000 credit agreement (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At May 29, 1999, the Revolving Credit bore interest at rates of 9.25% and 8.4%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory. Remaining availability under the line as of May 29, 1999 approximated $1,450,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

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

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing at an amount based on a three to five year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of May 29, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $1,494,000; principal payments are currently set at the rate of $40,700 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth ("MTNW"), Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of the Minimum EBITDA financial covenant as of May 29, 1999 as a result of lower sales and has obtained a waiver from its lender.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These amounts are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's commercial lender in connection with the existing Credit Agreement. During the thirty-nine week period ended May 29, 1999, the Company paid $282,000 in dividends to the holders of the Series C Preferred Stock.

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

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $282,000 were paid in cash on the Series C Preferred Stock during the thirty-nine week period ended May 29, 1999. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

On September 3, 1998, the date of the issuance of the Series C Preferred Stock, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the holders of the Series C Preferred Stock were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $374,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and issuance costs have been accounted for as a beneficial conversion feature to the preferred stockholders and thus have been charged directly to accumulated deficit and have been reflected as a reduction in net income applicable to common stock.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly-owned Mexican subsidiary (see Note 7 of the notes to the consolidated Financial Statements). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended May 29, 1999 and May 30, 1998 of approximately $103,000 and $113,000, respectively, and for the thirty-nine week periods then ended of approximately $319,000 and $339,000, respectively, have been reflected as a reduction in net income applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $948,000 at May 29, 1999.

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

The Company is in the process of upgrading it's operating systems and plans to have the upgrade completed by the end of the fiscal year. Additionally, the Company plans to receive a vendor supplied upgrade of it's Enterprise Resource Planning ("ERP") Software by the end of the fiscal year. The extent of required modifications of the upgraded software and related year 2000 compliance testing will accordingly be determined in the fourth fiscal quarter. Actual program modifications and testing are anticipated to be completed before December 31, 1999. The Company has also addressed hardware, secondary software applications, and production and facilities equipment and does not anticipate any related year 2000 issues.

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

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cash flow of the Company.

The Company's short term and long term debt at May 29, 1999 bears interest at variable rates (See Note 4 of the Notes to the consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at May 29, 1999 would result in an approximate $100,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of May 29, 1999.

The Company's direct exports comprise approximately 39% of net sales for the thirty-nine week period ended May 29, 1999. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

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


                           TRISTAR CORPORATION
                               (Registrant)





Date:  July 13, 1999       /s/ Richard R. Howard
                           RICHARD R. HOWARD
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Date:  July 13, 1999       /s/ Robert M. Viola
                           ROBERT M. VIOLA
                           Executive Vice-President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)