Form 10-K
period 1999-08-28
TRISTAR CORP
filed 1999-11-24
CIK 737203

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 28, 1999
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on November 17, 1999, as reported on the NASDAQ National Market System, was $16,201,884. As of November 17, 1999, the Registrant had outstanding 16,771,319 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe", "continue", "estimate", "expect", "intend", "may", "plan", "predict", "should", "will", and similar expression, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the basis for the assumptions upon which the forward-looking statements contained in this document are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the caption "Factors Affecting the Company's Business, Operating Results and Financial Condition", and elsewhere in this document. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; and other factors described in greater detail in this Form 10-K and in the Company's other filings with the Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.           BUSINESS

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing value oriented designer alternative fragrances, complimentary products to those fragrances, and cosmetic pencils in North and South America. The Company also manufactures and markets its own original fragrances in the form of contemporary botanical scents and lifestyle fragrances. The Company's fragrances are sold under the Euro Collections ("Euro"), Euro Garden Collections ("Euro Garden"), Royal Selections ("Royal"), Regal Collections ("Regal"), Club Exclusif ("Club"), Premiere Editions ("Premiere") and American Dreams brands. The alternative designer fragrances are designed for consumers who desire a scent similar to an original designer fragrance but are unwilling or unable to pay the high prices of originals. The Company also markets eye and lip liner cosmetic pencils and distributes value oriented complimentary cosmetic products, including high quality lipsticks that are alternatives to major brands sold in department stores, again at significantly lower prices than original designer brands. Cosmetics are primarily marketed under the Designer Classic Alternatives ("DCA"), Apple pencil and Royal Selections lines. The Company currently conducts business utilizing its sales and distribution facilities in San Antonio, Texas, its state of the art manufacturing facility, fragrance and cosmetic laboratory in Pleasanton, Texas, its marketing headquarters in New York City, New York, and its corporate office and design studio in San Antonio, Texas.

The Company was incorporated in New York in 1982 and made an initial public offering of its common stock in 1984. In 1987, the Company was reincorporated in Delaware. The Company changed its name from Ross Cosmetics Distribution Centers, Inc. to Tristar Corporation in 1993.

The Company's major shareholder, the Core Sheth Family ("Sheth Group"), beneficially holds 73% of the Company's outstanding common stock. The Company believes that through their various worldwide vertically integrated companies, the Sheth Group is the world's largest manufacturer (based on number of units produced) of value priced oriented fragrances. It is also a significant manufacturer of lower priced, value oriented cosmetic products. The Sheth Group is also a supplier of products and components to the Company's sales, distribution and manufacturing operations and a purchaser of the Company's products.

The Company purchases finished goods and components from Sheth Group affiliates. During fiscal 1999 and 1998, the Company purchased approximately $2,979,000 and $4,227,000 respectively of such products.

The Company sold products to Sheth Group affiliates in fiscal 1999 and 1998 of approximately $5,418,000 and $6,557,000 respectively. As a percent of net sales, these amounts represent approximately 10 % for both fiscal years 1999 and 1998.

The fragrance manufacturing capability of the Company was acquired in August 1995, as result of a merger with Eurostar Perfumes Inc., ("Eurostar"), an affiliate of the Sheth Group and the manufacturer of substantially all of the Company's products prior to the merger.

      PRODUCTS

The Company's principal product category is fragrances with the balance consisting of cosmetics, cosmetic pencils and toiletry products. The following table reflects the dominance of the fragrance category's contribution to the Company's net sales for the last three fiscal years:

     PRODUCT CATEGORY       FISCAL 1999    FISCAL 1998    FISCAL 1997
     ----------------       -----------    -----------    -----------
FRAGRANCES                      89%             88%           83%
OTHER PRODUCTS                  11%             12%           17%

Fragrance sales grew in fiscal 1999 as a percentage of total sales but declined in dollars when compared to fiscal 1998. During fiscal 1999, the Company continued the expansion of its distribution base to retail chains by focusing on a new value priced fragrance line introduced in August 1997 called Regal, while aggressively renewing focus on expanding distribution of the restaged Euro fragrance line (including the new Euro Garden botanical fragrances). The Company also expanded its distribution of the budget priced Premiere fragrance and toiletry line and introduced (in July 1998) a new brand exclusively for the Latin America market called Club Exclusif. Another new brand called American Dreams was introduced in August 1999. This brand is aimed to encompass current lifestyle trends and is targeted for international markets. The Company intends to continue transitioning to a broader based distribution strategy. It has implemented this strategy primarily as a result of increased opportunities in the retail sector and in the wholesale, specialty store, and dollar store channels in the U.S., Canada and Latin America. The Company is also building brand equity by devoting increased resources to strengthen marketing support programs and value added services.

                                   FRAGRANCES

The Company's marketing strategy for designer alternative fragrances and original fragrance scents addresses six distinct segments of the fragrance market with six separate product lines uniquely positioned to enable the Company to pursue customized marketing programs tailored to meet the specific needs of the different classes of trade:

o The Euro line is marketed in traditional mass, retail, and specialty retail chain stores both in the United States and Canada as well as Latin America. Euro, first introduced in 1989, is the second largest fragrance brand of the Company and until fiscal 1996 had been the Company's principal product line in the wholesale market. The Company's Royal brand, as discussed below, is now targeted to the wholesale market replacing Euro.
o In 1996, the Company launched a new line called Royal, designed to recapture a significant part of the wholesale trade class. Within one year, Royal became the largest brand in the Company and is today the overall market leader. This line set new standards in packaging and product innovation for the industry. In August 1997 a significant line extension, Royal Nature, was introduced with seven new original fragrances emulating "mother nature." Fragrances such as Peach, Pear, and Very Berry attract a younger teen audience market segment for the Company. Generally these younger consumers find nature-type fragrances more appealing than traditional designer alternative fragrances. Royal is competitively priced and couples that with quality packaging and merchandising support. In August 1999 the Company introduced Royal Selections Crown II Series into the U.S. wholesale marketplace. It represents the latest in design innovation and carries a higher price point than Royal Selections which is sold in international markets where there is more price sensitivity.
o In fiscal 1997, the Company developed and launched a new fragrance brand called Regal, focusing on new opportunities in retail channels of distribution. Regal has a limited number of designer alternative fragrance "best sellers". In 1998 a line extension called Regal Country Scents was introduced offering botanical fragrances to the youth market. The Regal brand is aimed at mass volume retailers including food accounts.
o The Premiere line is a budget price brand that is oriented toward dollar stores and other budget-price retailers.
o In 1998, the Company introduced a new line of contemporary alternative designer fragrances called Club Exclusif, positioned as a value oriented quality brand for the Latin American market.
o In August 1999, a new original fragrance brand called American Dreams was introduced for distribution into international markets.

The Company believes that to successfully market a fragrance product line, one must identify a market niche and then fill that niche with a value-priced, quality product presented in attractive bottles, cartons and displays. All of the Company's fragrance lines feature quality glass bottles, caps and collars designed in various unique shapes and styles. The Company's fragrances are packaged in colorful cartons designed with the latest technology to appear attractive to the consumer. All fragrances are developed by the Company's expert perfumers either as alternatives to the most popular, nationally branded, designer fragrances or for customized original scents. Alternative designer fragrances are sold, however, at a fraction of the original designer fragrance's retail price to satisfy the needs of the consumers in specific niche markets. The Company's own original fragrances (non-designer alternative fragrances) are marketed and distributed in the U.S. and Latin America. The majority of these are botanical fragrances, a growth niche targeted to a younger demographic consumer.

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

Many of the Company's fragrance product lines have currently, or will have in the future, companion products, which are discussed below in "Other Products".

                                 OTHER PRODUCTS

The Company markets numerous complementary products within each fragrance line such as deodorant sticks, body sprays, dusting powders, shaker talcs, trial/travel sizes, roll-on perfumes, body glitter and gift sets. In most cases, these companion products are marketed as designer alternatives and are value priced below the prices of the national brands. The Company also believes that there are many opportunities to further extend the franchise of its original botanical fragrances and lifestyle fragrances into bath and toiletry categories.
 .

The Company markets under the brand name DCA a proprietary line of lipstick cosmetics, manufactured by related parties. Cosmetics sold under the DCA brand are premium quality lipstick products designed as alternatives to original designer lipsticks. The DCA products are sold primarily in mass retail chain stores at prices significantly less than the original designer's price in department stores.

The Apple line of lip and eyeliner cosmetic pencils that the Company manufactures is marketed and distributed in assorted colors and sizes.

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

      CUSTOMERS

The Company distributes its products to more than 1,200 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. These customers provide approximately 39,000 outlets for the Company's products. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

It is an industry practice in the United States for businesses that market fragrances, cosmetics, and toiletry products to provide the right to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances made by the Company, sales will be reduced when such fact becomes known.

The Company has invested heavily in developing the mature U.S. retail markets as well as the emerging mass markets in Latin America and other international markets. The Company believes that the customer base in these markets fits the Company's target customer profile and presents an opportunity for future growth.

The Company has focused the expansion of its customer base in the U.S. by creating and repositioning products to better meet the needs of its existing channels of distribution and in gaining entrance into certain new channels. The Company has strengthened its position in the U.S. markets by the recent (November 1999) acquisition of Fragrance Impressions Ltd. which markets fragrances as well as bath and home fragrance products through its complementary distribution network.

Sales to customers in the United States were $35,282,000, $37,993,000,and $41,905,000 for fiscal years 1999, 1998 and 1997, respectively. For those same fiscal years, $20,712,000 (37% of net sales), $29,690,000 (44% of net sales), and $27,054,000 (39% of net sales) respectively, were exported directly to foreign customers or sold through the Company's subsidiaries in Mexico and Brazil (prior to the disposition of the Company's Mexican and Brazilian subsidiaries discussed more fully in Notes 6 and 7 of the Notes to Consolidated Financial Statements). Certain of the sales to U.S. customers are ultimately resold outside of the U.S. The amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. As a significant portion of the Company's products are sold directly or indirectly into the Latin American market, there are certain factors such as local political and economic conditions that could have an adverse effect on these sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations (Factors Affecting the Company's Business, Operating Results and Financial Condition) for a specific discussion of those risks.

The North and South American markets will continue to be the primary focus of the Company's marketing strategy as other Sheth Group affiliates distribute similar products throughout the rest of the world.

In fiscal 1999 and 1998, one customer accounted for approximately 13% and 10% respectively, of the Company's net sales, while in 1997 no single customer accounted for more than ten percent. The Company is not dependent upon a single or a few customers. However, the loss of a single or a few customers may have a material adverse effect on the Company's business.

      SUPPLIERS

At present, the Company purchases glass containers for its fragrances from European glass manufacturers. If these products were unavailable from any of these suppliers, the Company believes that it could purchase such products from other suppliers without any significant delays.

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

The Company is dependent on the supply of certain lipstick cosmetics, other than cosmetic pencils, from Sheth Group affiliates. If any of these companies were to cease or be unable to supply these cosmetic products, the lack of such products would not have a material adverse effect on the Company while secondary suppliers were being located.

      PATENTS AND TRADEMARKS

The Company and a Sheth Group affiliate own or have applied for substantially all of the product name trademarks for products sold by the Company. The Company is dependent on the continued use of these trademarks; however, the cessation of the Company's right to use such trademarks of the Sheth Group affiliate would not have a materially adverse effect on the Company's business.

      BACKLOG OF ORDERS

The Company had no substantial backlog of orders at the end of each of fiscal years 1999, 1998 and 1997.

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

      COMPETITION IN THE FRAGRANCE AND COSMETICS INDUSTRY

The fragrance and cosmetics industry is characterized by intense competition, particularly in the U.S. The Company believes it competes primarily on the basis of pricing and payment terms. Product quality, presentation, merchandising and advertising programs and customer service (incorporating inventory availability and prompt delivery) are also important additional competitive features in the overall industry.

Principal competitors in designer alternative fragrances include Inter Parfums, Inc., YAZ Enterprises Inc., Paris Designs, Inc., and Parfums de Coeur, and in budget cosmetics, Artmatic USA Cosmetics, Wet-N-Wild, and Jordana Cosmetics Corporation.

While the Company is a significant participant in the value oriented designer alternative fragrance market and has had historically many of the resources of the Sheth Group available to it, the Company is a relatively small participant in the total fragrance and cosmetics industry. Many other companies in the industry, including virtually all large mass-advertised brand manufacturers such as Proctor and Gamble, Unilever, Revlon, L'Oreal, Benckiser, and French Fragrances are well established and have been in existence for a significantly longer period of time. Such companies have greater leverage and resources than the Company including financial, marketing, research, manufacturing and personnel. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

      INVENTORY

The Company maintains finished goods inventory at its San Antonio, Texas facility to meet the demands of its customers. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

      SEASONALITY

The Company's business has historically been subject to seasonal factors relating to calendar year-end holidays. However, the Company believes that with its range of products, distribution channels, and promotional activity, it has over time been able to reduce some of the differences between quarters. (See
Note 21 of the Notes to Consolidated Financial Statements)

      EMPLOYEES

As of November 1999, the Company employed approximately 358 full-time employees and during peak production periods utilizes temporary or seasonal employees to augment its workforce. During the two most recent peak production periods the Company has utilized up to 180 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that its relationship with employees is satisfactory.


ITEM 2.           PROPERTIES

The Company owns a manufacturing plant that consists of a 132,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

The Company rents approximately 30,000 square feet of storage space in Pleasanton, Texas on a month to month basis at the rate of $4,200 per month or $50,400 annually.

The Company is currently leasing approximately 72,000 square feet of storage, shipping and office space for its San Antonio distribution center. The lease has an annual cost of $269,000, subject to adjustments, and expires in February 2001.

The San Antonio corporate office and design studio occupies approximately 14,000 square feet of office space. The lease has a current annual cost of $261,400 subject to adjustments and expires in January 2000.

The Company is currently leasing approximately 2,400 square feet of office space for its marketing headquarters in New York City. The lease has an annual cost of $68,400 subject to adjustments and expires March 2004.

According to the credit agreement with its principal lender, all of the Company's present and future assets have been collateralized. See Management Discussion and Analysis section for further discussion.

ITEM 3.           LEGAL PROCEEDINGS

      FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas. The complaint alleged causes of action by two plaintiffs for libel and sought indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Sheth Group's holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the Court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995, the plaintiffs refiled the complaint, asserting many of the same claims, and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. In October 1998, the Court dismissed the claim against the one director. On November 3, 1999, the Court dismissed the remaining claims for failure to prosecute.

      OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition. The Company anticipates that it may incur expenses related to ongoing litigation involving the non-settling defendants from previously settled stockholder class action litigation against the Company and from a related lawsuit against the Company's former auditors ( See Note 19 of the Notes to the Consolidated Financial Statements). Any expenses incurred are not expected to be material to the Company's financial results.


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

                     FISCAL 1999         FISCAL 1998
                   ---------------    ----------------
                    HIGH     LOW       HIGH      LOW
                   -------  ------    -------  -------
FIRST QUARTER      $9 1/2   $4 5/8    $10 7/8  $10 3/8
SECOND QUARTER     $11 1/8  $5 3/4    $10 7/8  $10
THIRD QUARTER      $11 5/8  $4 2/3    $10 3/4  $10 1/4
FOURTH QUARTER     $7 1/4   $5 5/8    $10 3/4  $9

On November 17, 1999, the closing bid price for the Company's Common Stock, as reported by NASDAQ, was $5 5/8.

      (B)   HOLDERS

As of November 17, 1999, the number of record holders of the Company's Common Stock was approximately 128.

      (C)   DIVIDENDS

The Company has paid no cash dividends on the Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. In addition, the Company's ability to pay cash dividends is subject to restrictions imposed by the Company's principal lender (See Note 5 of the Notes to Consolidated Financial Statements) and of Series C Senior Convertible Preferred Stock investor (See Note 13 of the Notes to Consolidated Financial Statements). The Company has no plans to pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:

                                                                                         YEARS ENDED
                                                             ----------------------------------------------------------------------
                                                              AUGUST 28,    AUGUST 29,    AUGUST 30,    AUGUST 31,      AUGUST 31,
                                                                 1999          1998          1997          1996            1995
                                                             ------------  ------------  ------------  ------------    ------------
REVENUES .................................................   $ 55,994,000  $ 67,683,000  $ 68,959,000  $ 51,720,000    $ 44,728,000
NET INCOME (LOSS) ........................................   $    422,000  $ (1,491,000) $  1,083,000  $(12,053,000)   $   (932,000)
NET LOSS APPLICABLE TO
COMMON STOCK .............................................   $ (1,056,000) $ (1,944,000) $   (454,000) $(12,053,000)   $   (932,000)
NET LOSS PER COMMON SHARE:
BASIC ....................................................   $       (.06) $       (.12) $       (.03) $       (.72)   $       (.06)
DILUTED ..................................................   $       (.06) $       (.12) $       (.03) $       (.72)   $       (.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC ....................................................     16,764,506    16,748,798    16,709,690    16,641,218      16,625,315
DILUTED ..................................................           --            --            --            --              --

TOTAL ASSETS .............................................   $ 36,129,000  $ 38,708,000  $ 41,084,000  $ 33,767,000    $ 36,828,000
REVOLVING CREDIT AGREEMENT BORROWINGS ....................   $  8,926,000  $  7,612,000  $ 10,205,000  $  9,319,000    $  5,383,000
SHORT TERM & LONG TERM BORROWINGS INCLUDING CAPITAL LEASES   $  4,173,000  $  3,877,000  $  2,581,000  $  3,234,000    $  3,719,000
SUBORDINATED LONG TERM DEBT ..............................           $-0-  $  1,700,000  $  4,500,000  $ 12,666,000    $ 12,666,000
CASH DIVIDENDS DECLARED PER COMMON SHARE .................           $-0-          $-0-          $-0-          $-0-            $-0-
                                                             ------------  ------------  ------------  ------------    ------------

The Company has significant related party transactions. See Note 9 of the Notes to Consolidated Financial Statements.

The Company had subordinated debt totaling $1,700,000 as of August 29, 1998 representing the remaining portion of a loan made by the Sheth Group through their affiliate Nevell Investments, S.A. ("Nevell"). Such indebtedness was extinguished in connection with the sale of the Company's wholly owned Mexican subsidiary. See Note 7 of the Notes to Consolidated Financial Statements.

The Company had subordinated debt totaling $4,500,000 as of August 30, 1997 representing the remaining portion of a loan made by the Sheth Group through their affiliate Nevell. Such indebtedness was reduced by $2,800,000 in connection with the sale of the Company's wholly owned Brazilian subsidiary. See
Note 6 of the Notes to Consolidated Financial Statements.

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

The Company recorded amortization expense of $986,000 in fiscal 1995 associated with the value assigned to the granting of new common stock purchase warrants related to the settlement of the prior stockholder class action litigation and to the extension of the exercise date on existing warrants.

The Company recorded merger related expenses of $686,000 in fiscal 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEAR ENDED AUGUST 28, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998

NET SALES
Tristar markets and distributes products to wholesalers, distributors, chain stores, specialty stores, mass merchandisers and independent retail stores in various markets throughout North and South America. Net sales for the fiscal year ended August 28, 1999 were $55,994,000, a decrease of 17.3% compared to net sales of $67,683,000 in fiscal year ended August 29, 1998. The decrease is primarily attributable to volume decreases in the Latin America and U.S. wholesale markets in the Royal Selections line and reduced DCA sales to the U.S. retail channel. As well, approximately 4% of the sales decline was attributable to the disposal of the Company's wholly-owned subsidiaries in Mexico (as of November 1998) and Brazil (as of May 1998) coupled with a strategic decision to reduce the Company's sales to related parties. This decline was somewhat offset by volume increases in the combined U.S. chain, specialty chain and mass merchandising channel in the Euro and Regal fragrance lines.

Overall, the Company's direct exports decreased to $20,712,000 (37% of net sales) in fiscal 1999 compared to $29,690,000 (44% of net sales) in fiscal 1998. The decrease in direct exports is primarily due to volume decreases in Latin America as well as sales to related parties. While the Company continues to aggressively pursue the strategically important Latin America channel, the Company believes that the Mexican and Brazilian markets will grow at a slower than desired rate and as a result, the Company sold its Brazilian subsidiary to an affiliate of the Sheth Group in May 1998 (described more fully in Note 6 of the Notes to the Consolidated Financial Statements). The Company sold its Mexican subsidiary to an affiliate of the Sheth Group in November 1998 (described more fully in Note 7 of the Notes to Consolidated Financial Statements).

Included in export sales were sales of $ 5,418,000 in fiscal 1999 and $6,557,000 in fiscal 1998 to Sheth Group affiliates. See "Business (Suppliers)" and Note 9 of the Notes to Consolidated Financial Statements.

Of the net sales in fiscal 1999, approximately 1.5 % or $835,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1998, comparable numbers were approximately 4%, or $2,833,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 7% of cost of sales in fiscal 1999 and 6% of cost of sales in fiscal 1998. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

GROSS PROFIT
The Company's gross profit for fiscal year 1999 and fiscal year 1998 was $16,831,000 or 30.1% of net sales and $17,251,000 or 25.5% of net sales respectively. Although achieving significant improvement in gross margin, overall gross profit dollars declined relating primarily to the overall sales decrease offset by significant improvements in cost of sales as a result of increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") for fiscal year 1999 were $14,959,000, a decrease of 8.9% from $16,424,000 for fiscal year 1998. The SG&A decrease was primarily due to the sale of the Company's wholly owned subsidiaries in Mexico and Brazil (described previously). As a percentage of sales, SG&A were 26.7% and 24.3% for fiscal years 1999 and 1998 respectively. The increase in SG&A as percentage of sales in fiscal 1999 is primarily due to lower sales levels.

NON-OPERATING INCOME OR EXPENSE
Interest expense for fiscal year 1999 was $1,246,000, a decrease of 30.2% from $1,786,000 for fiscal year 1998 as a result of lower revolving credit borrowings in the current fiscal year. Other expense for fiscal year 1999 was $128,000, versus other expense of $240,000 for fiscal year 1998, which was primarily due to a decrease in foreign exchange losses.

NET INCOME OR LOSS
The Company recorded net income of $422,000 for fiscal 1999. After giving effect to preferred stock dividends and beneficial conversion feature of a preferred stock issue, the Company recorded a fiscal 1999 net loss applicable to common stock of $ 1,056,000 or $.06 per share. In fiscal 1998, the Company recorded a net loss of $1,491,000. After giving effect to preferred stock dividends, the Company recorded a net loss of $1,944,000 or $.12 per share applicable to common stock.


RESULTS OF OPERATIONS -- FISCAL YEAR ENDED AUGUST 29, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997

NET SALES
Net sales for the fiscal year ended August 29, 1998 were $67,683,000, a decrease of 2% compared to net sales of $68,959,000 in the fiscal year ended August 30, 1997. The decrease was primarily attributable to a reduced level of sales of Euro caused by the delayed relaunch of the restaged brand (until April 1998) and reduced DCA sales to the U.S. retail channel. Offsetting these reductions somewhat were significant sales growth of Royal Selections coupled with volume increases in the Premiere fragrance and Apple pencil lines in the U.S. wholesale and Latin America channels and Regal in the U.S. retail channel. While not quantifiable, the Company also experienced lost sales opportunity during the first half of fiscal 1998 due to its inability to increase fragrance production capacity in order to meet market demand during that period, brought about by the surge in demand for Royal.

Overall, the Company's direct exports increased to $29,690,000 (44% of net sales) in fiscal 1998 compared to $27,054,000 (39% of net sales) in fiscal 1997. The increase in direct exports was largely due to the success of the Royal fragrance line, the continued sales expansion of Apple pencils in this channel and sales to affiliate companies. While the Company continued to aggressively pursue the strategically important Latin America channel, the Company believed that the Brazilian market would continue to grow at a slower than desired rate and as a result, the Company sold its Brazilian subsidiary to an affiliate of the Sheth Group in May 1998 (described more fully in Note 6 of the Notes to the Consolidated Financial Statements). The Company's strategy to formalize the distribution of the Euro line in Mexico, by servicing retail outlets through the Company's warehouse in Mexico City resulted in lower sales than anticipated in this important market, due to the delayed relaunch of the Euro line in April, 1998.

Included in export sales were sales of $6,557,000 in fiscal 1998 and $3,866,000 in fiscal 1997 to Sheth Group affiliates. See "Business (Suppliers)" and Note 9 of the Notes to Consolidated Financial Statements.

The overall volume decline was largely attributable to a decrease in fragrance sales. Increased sales volume for Royal, Regal and Premiere were entirely offset by a decline in Euro relating to the delayed relaunch of the restaged line. The Company experienced sales growth outside the fragrance lines relating principally to increased cosmetic pencil sales.

Of the net sales in fiscal 1998, approximately 4%, or $2,833,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1997, comparable numbers were approximately 6%, or $4,427,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 6% of cost of sales in fiscal 1998 and 7% of cost of sales in fiscal 1997. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

GROSS PROFIT
Gross profit decreased from $20,518,000 (30% of net sales) in fiscal 1997 to $17,251,000 (25% of net sales) in fiscal 1998. The decline related primarily to an inventory reduction program that the Company implemented which was designed to sell slower rotating finished goods at reduced margins as well as excess raw materials at prices slightly above cost.

SELLING, GENERAL, AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A") decreased by 4% from $17,093,000 (25% of net sales) in fiscal 1997 to $16,424,000 (24% of net sales)
in fiscal 1998. The decline was mainly attributable to overall lower marketing costs and cost reductions related to the disposition of the Brazilian subsidiary in May 1998, partially offset by higher bank fees in fiscal 1998 and increased compensation expense relating to extending the term of certain stock options to a former employee.

NON-OPERATING INCOME OR EXPENSE
Interest expense decreased by 8% in fiscal 1998 from $1,940,000 in fiscal 1997 to $1,786,000 in fiscal 1998. This reduction related primarily to the conversion of certain subordinated debt into preferred stock and to a lesser degree, by lower interest costs relating to revolving credit line borrowings.

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

NET INCOME OR LOSS
The Company recorded a net loss of $1,491,000 for fiscal 1998. After giving effect to preferred stock dividends, the Company recorded a fiscal 1998 net loss applicable to common stock of $1,944,000 or $.12 per share. In fiscal 1997, the Company recorded a net income of $1,083,000. After giving effect to preferred stock dividends, beneficial conversion feature of a preferred stock issue and related warrant valuation adjustment, the Company recorded a net loss of $454,000 or $.03 per share.

The Company recorded income tax expense of $62,000 in fiscal 1998, which compared to an expense of $78,000 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Operating activities in fiscal 1999 used $3,310,000 in cash. The cash used was primarily the result of earnings adjusted for non-cash items, a decrease in accounts payable, an increase in accounts receivable, and a reduction in inventory during fiscal 1999.

Accounts receivable grew as a result of slower collections. Inventory decreased as a result of lower sales and to a lesser degree due to the sale of slower rotating finished goods to related parties. Accounts payable decreased primarily due to payments to related parties.

INVESTING ACTIVITIES

Capital expenditures during fiscal 1999 amounted to $1,892,000, relating mainly to production related machinery and equipment, and facilities related items and computer equipment. Capital expenditures in fiscal 1998 and 1997 were $1,599,000 and $1,274,000, respectively.

FINANCING ACTIVITIES

Net cash provided by financing activities during fiscal 1999 was primarily due to proceeds from the issuance of Series C Senior Convertible Preferred Stock (Discussed more fully in Note 13 of the Notes to Consolidated Financial Statements).

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with its principal lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50%. At August 28, 1999, the Revolving Credit bore interest at rates of 9.56% and 8.78%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Remaining availability based on the borrowing formulas as of August 28, 1999 approximated $1,392,000. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.25% at August 28, 1999) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 35 months beginning in January 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.25% at August 28, 1999) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three-year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 28, 1999 the Company had outstanding borrowings under the Cap Ex Facility totaling $1,713,000 in capital expenditures. Principal payments are due at the rate of $50,250 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Additional collateral in the form of a $1,500,000 standby letter of credit has been provided by the Sheth Group for the benefit of the Company's principal lender. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. On October 4, 1998, the Company negotiated an amendment of all restrictive financial covenants. The company was in violation of certain covenants as of February 27, 1999, May 29, 1999 and August 28,1999, and was granted waivers to such covenants by the lender.

The Credit Agreement, together with cash generated by operations, should provide sufficient cash to meet the cash requirements of the Company for the foreseeable future.

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Sheth Group affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the principal lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the

Company's Series A convertible preferred stock, $.05 par value ("Series A Preferred Stock"), (See Note 13 of the Notes to Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments of $567,000 on the converted debt. At August 28, 1999, cumulative dividends in arrears on the Series A Preferred Stock approximates $443,000.

In a transaction effective February 21, 1997, Nevell Investments S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock, $.05 par value ("Series B Preferred Stock"). The Series B Preferred Stock has cumulative preferred dividends of $2.03 per share and a preferred liquidation distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B Preferred Stock is convertible at the option of Nevell, into four shares of the Company's Common Stock. The Company can redeem the shares of Series B Preferred Stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. See Note 13 of the Notes to Consolidated Financial Statements. At August 28, 1999, cumulative dividends in arrears on the Series B Preferred Stock approximates $611,000.

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

The Company received payment from TDC in the form of a $2,800,000 reduction of the subordinated debt to Nevell, another affiliated company within the Sheth Group (described more fully in Note 6 of the Notes to the Consolidated Financial Statements). The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000 and was recorded as an increase in additional paid-in-capital.

On March 15, 1999, pursuant to a stock purchase agreement entered into by and among the Company, Transvit Holding Corporation ("THC"), a wholly owned affiliate of the Sheth Group, the majority stockholder of the Company, and Nevell, the Company sold to THC for $2,686,000 all of the issued and outstanding capital stock ("Trimex Stock") and certain distribution rights of its wholly owned subsidiary, Tristar de Mexico, S.A. de C.V. ("Trimex"), a distributor of fragrance and cosmetic products into the formal retail market in Mexico. The transaction was effective as of November 29, 1998.

The transaction provides for a non-compete restriction and a supply agreement whereby the Company agreed to continue selling certain products to Trimex. The Company also received an option to repurchase the Trimex Stock and distribution rights from THC at a fair value at anytime prior to March 15, 2004. The Company currently has no plans to exercise such option but may do so in the future.

The Company received payment for Trimex Stock in the form of a reduction of debt due Nevell, and redemption of shares of the Company's Series A Preferred Stock, issued to Nevell, at a redemption price of $7.62 per share. Of the total purchase price for Trimex Stock of $2,686,000, an amount equal to $1,700,000 was applied to a reduction of debt due Nevell with the remaining $986,000 attributed to redeemed shares of the Series A Preferred Stock at a total redemption of approximately $906,000 plus $80,000 of dividends in arrears. Warrant valuation costs of $99,000 associated with the subordinated debt reduction were written-off in connection with the sale. The excess of the carrying value of the Company's investment in Trimex over the proceeds received was recorded as an increase in accumulated deficit. See Note 7 of the Notes to Consolidated Financial Statements.

Effective September 3, 1998, the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share. In addition, the Company issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of between $4.00 to $6.28 per share. The Company received proceeds of approximately $4,700,000 from such private placement.

The holder of the Series C Preferred Stock is entitled to receive a cumulative cash dividend of $4.80 per share per annum. The dividend is payable quarterly in arrears ($1.20 per quarter). See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

The Company does not have any plans to pay any cash dividends on the Common Stock, the Series A Preferred Stock or the Series B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's principal lender in connection with the existing revolving line of credit.

SUBSEQUENT EVENTS

On October 14, 1999, the Company completed another private placement whereby it sold an additional 21,667 shares of Series C Preferred Stock to the private investor mentioned previously for $60 per share. In connection with such sale, the Company issued warrants to purchase an aggregate of 60,000 shares of Common Stock at an exercise price of $4.75 per share. The Company received approximately $1,300,000 from such private placement.

Effective November 1999 the Company, through a newly formed wholly-owned subsidiary Tristar USA, Inc. ("Tristar USA"), purchased all of the issued and outstanding common stock of Fragrance Impressions Limited ("FIL") for $500,000 in cash, $2,900,000 in interest bearing promissory notes ("Notes") due in equal annual installments on November 15, 2000 through 2004 and options to purchase up to 100,000 shares of the Company's common stock. The Notes are subject to post closing adjustment to the outstanding principal balance, based upon sales achievement during the next two calendar years. Cash used to finance this transaction was derived from the sales of 21,667 shares of Series C Preferred Stock in October 1999, discussed above.

INFLATION

During fiscal year ended 1999, and consistent with the Company's 1998 and 1997 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. The Company does not expect inflation to have a material adverse impact in fiscal year 2000.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The results for fiscal 2000 could be adversely affected by each or all of the following factors:

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

As part of the Company's Year 2000 readiness program ("Y2K Plan"), management has evaluated its Programs and Systems. The Company's Y2K Plan's focus is on assessing and assuring compliance in the following areas: hardware, operating systems, legacy applications and data, external linkages and non-information systems areas.

Tristar's operating systems are centered around Hewlett Packard Unix, Microsoft NT and Windows 95. The Company operates these systems under licenses and maintenance agreements which provide for software upgrades to remedy the Year 2000 compliance issues. The principal legacy applications consist of Manufacturing Total Management System ("MTMS") which is licensed from Bridge Logix who has provided Y2K compliant software. This software has undergone six weeks of rigorous tests in a stand alone environment and began operational use on November 12, 1999.

Hardware compliance testing has been completed. Certain computer and equipment with non-compliant code and real-time clocks have been identified and have either been replaced or will be upgraded. Certain non-critical hardware will be manually reset on January 1, 2000. Two key phone switches, voice mail systems, time clocks, and networking equipment have been upgraded and/or certified Y2K compliant. Manufacturing facilities have been closely examined and no Y2K remediation has been necessary.

The Company conducts electronic data interchange (EDI) with its trading partners using Y2K compliant standards. Y2K readiness certifications have been received from these trading partners in addition to certifications from key vendors, customers, service suppliers, phone, electric, and water utilities.

The Company has allocated human resources as appropriate within its Information Systems group to coordinate the activities to obtain compliance. To date $77,000 has been spent on Y2K remediation, primarily for software and professional services. Another $24,000 is expected to be required by year's end to replace obsolete laptops and workstations.

While the Company has completed testing and expects to be fully Y2K ready by the end of November 1999, contingency plans are in development to address potential external supply chain disruptions as well as internal Y2K related failures which may have been overlooked. These contingencies include, but are not limited to, stockpiling raw materials, identifying alternative sources of goods and services, alternate manufacturing processes, production of manual inventory and work order reports, and work stoppages. In the event contingency plans must be deployed, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is unable to predict.

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

The Company's short term and long term debt at August 28, 1999 bears interest at variable rates (See Note 5 of the Notes to the Consolidated Financial Statements). A one-percentage point increase in the effective interest rate would result in an approximate $130,000 and $114,000 for 1999 and 1998, respectively, reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of August 28, 1999.

As discussed in Note 20 of the Notes to the Consolidated Financial Statements, the Company's direct exports comprise approximately 37% of net sales for the fiscal year ended August 28, 1999. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 28, 1999, August 29, 1998, and August 30, 1997 required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

      2. FINANCIAL STATEMENT SCHEDULES: Any financial statement schedules for the years ended August 28, 1999, August 29, 1998, and August 30, 1997, required in Item 8 of Part II of this report are annexed to this report as a separate section.

      (b)   REPORTS ON FORM 8-K:
            1.    None.

      (c)   EXHIBITS

EXHIBIT INDEX

      2.1 Stock purchase agreement between the Company and Transvit Holding Corporation dated November 29, 1998. Incorporated herein by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated March 25, 1999.

      3.1 Certificate of Incorporation of the Registrant, as amended. Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 1998.

      3.2 By-Laws of the Registrant (Amended as of August 14, 1992). Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended August 31, 1992.

      4 Form of Registrant Common Stock certificates. Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993.

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

      10.40 Stock purchase agreement between the Company and Transvit Distribution Corporation dated May 30, 1998. Incorporated herein the reference to Exhibit 10.40 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.41 Letter agreement between the Company and Nevell Investments, S.A. ("Nevell") dated March 1, 1998. Incorporated herein the reference to
            Exhibit 10.41 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.42 Investment agreement between the Company and Pioneer Ventures Associates Limited Partnership, dated September 3, 1998. Incorporated herein the reference to Exhibit 10.42 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.43 Warrant to purchase shares of common stock of the Company granted to Pioneer Ventures Associates Limited Partnership, dated September 3, 1998. Incorporated herein the reference to Exhibit 10.43 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.44 Trademark agreement between the Company and S&J Perfume Company, dated September 3, 1998. Incorporated herein the reference to
            Exhibit 10.44 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.45 Voting and shareholders agreement dated September 3, 1998. Incorporated herein the reference to Exhibit 10.45 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

      10.46 Employment agreement between the Company and Richard Howard dated September 1, 1998. Incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended November 28, 1998.

      10.47 Employment agreement between the Company and Robert M. Viola dated September 1, 1998. Incorporated herein by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended November 28, 1998.

     *10.48 Warrant to purchase shares of Common Stock of the Company granted to Pioneer Ventures Associates Limited Partnership, dated October 14, 1999.

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

Date: November 24, 1999             TRISTAR CORPORATION


                                    By: /S/ RICHARD R. HOWARD
                                    RICHARD R. HOWARD
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    By:  /S/ROBERT M. VIOLA
                                    ROBERT M. VIOLA
                                    Senior Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 24, 1999             /S/RICHARD P. RIFENBURGH
                                    RICHARD P. RIFENBURGH, Director

Date: November 24, 1999             /S/B. J. HARID
                                    B. J. HARID, Director

Date: November 24, 1999             /S/RICHARD R. HOWARD
                                    RICHARD R. HOWARD, Director

Date: November 24, 1999             /S/ROBERT A. LERMAN
                                    ROBERT A. LERMAN, Director

Date: November 24, 1999             /S/JAY J. SHETH
                                    JAY J. SHETH, Director

Date: November 24, 1999             /S/VIREN S. SHETH
                                    VIREN S. SHETH, Director

Date: November 24, 1999             /S/ROBERT R. SPARACINO
                                    ROBERT R. SPARACINO, Director

Date: November 24, 1999             /S/AARON ZUTLER
                                    AARON ZUTLER, Director

                             TRISTAR CORPORATION
                              SAN ANTONIO, TEXAS

                          ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED AUGUST 28, 1999

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

                     TRISTAR CORPORATION AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ITEM 14(a)(1) AND (2)

The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants                                      F1

Balance sheets as of August 28, 1999 and August 29, 1998               F2 and F3

Statements of operations and comprehensive income for each
of the three years in the period ended August 28, 1999                 F4

Statements of shareholders' equity for each of the three
years in the period ended August 28, 1999                              F5

Statements of cash flows for each of the three years in
the period ended August 28, 1999                                       F6 and F7

Notes to consolidated financial statements                             F8 to F22

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

The following consolidated financial statement schedule of TRISTAR CORPORATION and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts                        F23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT ACCOUNTANTS

November 24, 1999

To the Board of Directors and Shareholders of Tristar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Tristar Corporation and Subsidiaries at August 28, 1999 and August 29, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index appearing under item 14(a)(1) and (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                               August 28,    August 29,
                                                                        1999          1998
                                                                    -----------   -----------
Current assets:
        Cash ....................................................   $    90,000   $    66,000
        Accounts receivable, less allowance for doubtful accounts
            of $651,000 and $895,000, respectively ..............    13,519,000    14,206,000
        Accounts receivable - related parties - net .............     4,118,000     3,607,000
        Inventories .............................................     9,531,000    11,375,000
        Other current assets ....................................        72,000       327,000
                                                                    -----------   -----------

               Total current assets .............................    27,330,000    29,581,000

Property, plant and equipment, less accumulated depreciation
        of $10,434,000 and $8,805,000, respectively..............     8,364,000     8,199,000
                                                                    -----------   -----------

Other assets:
        Warrant valuation, less accumulated amortization
            of $1,805,000 in 1998 ...............................          --         103,000
        Other assets ............................................       435,000       825,000
                                                                    -----------   -----------

               Total other assets ...............................       435,000       928,000
                                                                    -----------   -----------

                       Total assets .............................   $36,129,000   $38,708,000
                                                                    ===========   ===========

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     AUGUST 28,      AUGUST 29,
                    LIABILITIES AND SHAREHOLDERS' EQUITY                                1999            1998
                                                                                    ------------    ------------
Current liabilities:
     Book overdraft .............................................................   $       --      $    334,000
     Revolving credit agreement borrowings ......................................      8,926,000       7,612,000
     Accounts payable - trade ...................................................      7,055,000       9,289,000
     Accounts payable - related parties - net ...................................      3,516,000       5,185,000
     Accrued interest expense - subordinated debt ...............................      1,731,000       1,731,000
     Other accrued expenses .....................................................      1,997,000       1,631,000
     Current portion of capital lease obligations ...............................        132,000         144,000
     Current portion of long-term debt ..........................................      1,283,000         822,000
                                                                                    ------------    ------------
        Total current liabilities ...............................................     24,640,000      26,748,000

Long-term debt, less current portion ............................................      2,738,000       2,781,000
Obligations under capital leases, less current portion ..........................         20,000         130,000
Subordinated long-term debt - related parties ...................................           --         1,700,000
                                                                                    ------------    ------------
        Total Liabilities .......................................................     27,398,000      31,359,000
                                                                                    ============    ============
Commitments and contingencies (Note 18)

Shareholders' equity:
     Preferred stock, $.05 par value; authorized 1,000,000 shares:
        Series A, 537,142 and 666,529 shares, respectively issued and outstanding      3,760,000       4,666,000
        Series B, 120,690 shares issued and outstanding .........................      4,511,000       4,511,000
        Series C,  78,333 shares issued and outstanding .........................      4,699,000            --
     Common stock, $.01 par value; authorized 30,000,000 shares; issued and
        outstanding 16,768,859 shares in 1999 and 16,761,493 shares in 1998 .....        168,000         168,000
     Additional paid-in capital .................................................     12,841,000      12,483,000
     Related party receivables ..................................................     (2,365,000)           --
     Foreign currency translation adjustment ....................................           --          (376,000)
     Accumulated deficit ........................................................    (14,883,000)    (14,103,000)
                                                                                    ------------    ------------
         Total shareholders' equity .............................................      8,731,000       7,349,000
                                                                                    ------------    ------------

            Total liabilities and shareholders' equity ..........................   $ 36,129,000    $ 38,708,000
                                                                                    ============    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                             YEARS ENDED
                                                            ------------    ------------    ------------
                                                             AUGUST 28,      AUGUST 29,      AUGUST 30,
                                                                1999            1998            1997
                                                            ------------    ------------    ------------
Net sales ...............................................   $ 55,994,000    $ 67,683,000    $ 68,959,000

Cost of sales ...........................................     39,163,000      50,432,000      48,441,000
                                                            ------------    ------------    ------------

Gross profit ............................................     16,831,000      17,251,000      20,518,000

Selling, general and administrative expenses ............     14,959,000      16,424,000      17,093,000
                                                            ------------    ------------    ------------

Income from operations ..................................      1,872,000         827,000       3,425,000

Other income (expense):
          Interest expense ..............................     (1,246,000)     (1,786,000)     (1,940,000)
          Other income (expense) ........................       (128,000)       (240,000)       (252,000)
          Litigation expenses ...........................        (69,000)       (230,000)        (72,000)
                                                            ------------    ------------    ------------

Income (loss) before income taxes .......................        429,000      (1,429,000)      1,161,000

Income tax expense ......................................          7,000          62,000          78,000
                                                            ------------    ------------    ------------

Net income (loss) .......................................        422,000      (1,491,000)      1,083,000

Less:
          Cumulative preferred stock dividends ..........       (797,000)       (453,000)       (256,000)
          Beneficial conversion feature .................       (681,000)           --        (1,011,000)
          Warrant valuation adjustment ..................           --              --          (270,000)
                                                            ------------    ------------    ------------

Net loss applicable to common stock .....................   $ (1,056,000)   $ (1,944,000)   $   (454,000)
                                                            ============    ============    ============
Loss per Common Share:
Basic ...................................................   $      (0.06)   $      (0.12)   $      (0.03)
                                                            ============    ============    ============

Diluted .................................................   $      (0.06)   $      (0.12)   $      (0.03)
                                                            ============    ============    ============

Net income (loss) .......................................   $    422,000    $ (1,491,000)   $  1,083,000

Less: Foreign currency translation adjustment, net of tax        376,000        (376,000)           --
                                                            ------------    ------------    ------------

Comprehensive income (loss)..............................   $    798,000    $ (1,867,000)   $  1,083,000
                                                            ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 28, 1999, AUGUST 29, 1998 AND AUGUST 30, 1997

                                                                                                           PREFERRED STOCK
                                                                      ----------------------------------------------------------
                                              COMMON STOCK                     SERIES A                       SERIES B
                                       ----------------------------   ---------------------------    ---------------------------

                                          SHARES          AMOUNT         SHARES         AMOUNT          SHARES         AMOUNT
                                       ------------    ------------   ------------   ------------    ------------   ------------
Balance, August 31, 1996 ...........     16,650,176    $    167,000

Net income .........................

Exercise of stock options ..........         73,500           1,000

Contribution to 401(k) Plan ........          5,398

Issuance Series A Pref. Stock ......                                       666,529   $  4,666,000

Issuance Series B Pref. Stock ......                                                                      120,690   $  4,511,000

Beneficial conversion feature ......

Warrant valuation adjustment .......
                                       ------------    ------------   ------------   ------------    ------------   ------------

Balance, August 30, 1997 ...........     16,729,094         168,000        666,529      4,666,000         120,690      4,511,000

Net loss ...........................

Exercise of stock options ..........         27,495

Contribution to 401(k) Plan ........          4,924

 Sale of Brazilian subsidiary ......

Issuance of Warrants ...............

Foreign currency translation .......
                                       ------------    ------------   ------------   ------------    ------------   ------------

Balance, August 29, 1998 ...........     16,761,493         168,000        666,529      4,666,000         120,690      4,511,000

Net income .........................

Preferred Stock Dividends ..........

Contribution to 401(k) Plan ........          7,366

Issuance of Series C Preferred Stock
      and  related warrants ........

Related Party Receivables ..........

Sale of Mexican Subsidiary .........                                      (129,387)      (906,000)
                                       ------------    ------------   ------------   ------------    ------------   ------------
Balance, August 28, 1999 ...........     16,768,859    $    168,000        537,142   $  3,760,000         120,690   $  4,511,000
                                       ------------    ------------   ------------   ------------    ------------   ------------

                                       ---------------------------
                                                SERIES C                                              FOREIGN
                                       ---------------------------    ADDITIONAL      RELATED         CURRENCY
                                                                       PAID-IN         PARTY        TRANSLATION     ACCUMULATED
                                          SHARES         AMOUNT        CAPITAL      RECEIVABLES      ADJUSTMENT       DEFICIT
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, August 31, 1996 ...........                                 $ 10,354,000                                   $(12,414,000)

Net income .........................                                                                                   1,083,000

Exercise of stock options ..........                                      180,000

Contribution to 401(k) Plan ........                                       32,000

Issuance Series A Pref. Stock ......

Issuance Series B Pref. Stock ......

Beneficial conversion feature ......                                                                                  (1,011,000)

Warrant valuation adjustment .......                                                                                    (270,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance, August 30, 1997 ...........           --             --       10,566,000           --              --       (12,612,000)

Net loss ...........................                                                                                  (1,491,000)

Exercise of stock options ..........                                      264,000

Contribution to 401(k) Plan ........                                       51,000

 Sale of Brazilian subsidiary ......                                    1,506,000

Issuance of Warrants ...............                                       96,000

Foreign currency translation .......                                                                $   (376,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance, August 29, 1998 ...........           --             --       12,483,000            --         (376,000)    (14,103,000)

Net income .........................                                                                                     422,000

Preferred Stock Dividends ..........                                                                                    (375,000)

Contribution to 401(k) Plan ........                                       51,000

Issuance of Series C Preferred Stock
      and  related warrants ........         78,333    $  4,699,000       307,000                                       (681,000)

Related Party Receivables ..........                                                $  2,365,000

Sale of Mexican Subsidiary .........                                                                     376,000        (146,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, August 28, 1999 ...........         78,333   $  4,699,000   $ 12,841,000   $  2,365,000    $       --      $(14,883,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED
                                                                       ------------    ------------    ------------
                                                                        AUGUST 28,      AUGUST 29,      AUGUST 30,
                                                                           1999            1998            1997
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss) ...............................................   $    422,000    $ (1,491,000)   $  1,083,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .................................      1,727,000       1,775,000       1,710,000
     Provision for losses on accounts receivable ...................        886,000         998,000         729,000
     Provision for market valuation of inventory ...................        170,000         720,000       1,005,000
     Provision for (reduction in)  LIFO reserve ....................        109,000        (685,000)       (525,000)
     Foreign currency translation adjustment .......................           --          (376,000)           --
     Loss on disposal of assets ....................................           --              --             2,000
     Compensation expense related to extension of stock options ....           --           217,000            --
     Issuance of stock in connection with 401K plan ................         51,000          51,000          32,000
     Amortization of deferred loan origination costs ...............        255,000         188,000            --
     Amortization of warrant valuation .............................          4,000          60,000          63,000
     Change in operating assets and liabilities:
       Accounts receivable .........................................     (2,278,000)        145,000      (7,137,000)
       Accounts receivable, affiliates .............................     (2,876,000)     (1,787,000)       (302,000)
       Inventories .................................................      1,428,000       1,414,000      (1,348,000)
       Other current assets ........................................        350,000         264,000        (374,000)
       Accounts payable ............................................     (2,234,000)      1,251,000       2,906,000
       Accounts payable, affiliates ................................     (1,567,000)        722,000       1,563,000
       Accrued expenses ............................................        243,000        (239,000)      1,663,000
       Income taxes payable ........................................           --           (11,000)        (74,000)
                                                                       ------------    ------------    ------------

       Net cash provided by (used in) operating activities .........     (3,310,000)      3,216,000         996,000
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Capital expenditures ............................................     (1,892,000)     (1,599,000)     (1,274,000)
   Decrease (increase) in other assets .............................           --           (20,000)        124,000
                                                                       ------------    ------------    ------------

       Net cash used in investing activities .......................     (1,892,000)     (1,619,000)     (1,150,000)
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Book overdraft ..................................................       (334,000)        334,000            --
   Borrowings under new revolving credit facility ..................     80,993,000      53,948,000            --
   Repayments under new revolving credit facility ..................    (79,679,000)    (46,336,000)           --
   Net borrowings (repayment) under former revolving credit facility           --       (10,205,000)        886,000
   Proceeds from long-term debt ....................................      1,414,000       4,258,000            --
   Principal payments on capital leases ............................       (122,000)       (132,000)        (18,000)
   Principal payments on long-term debt ............................       (996,000)     (3,157,000)       (635,000)
   Deferred loan costs relating to revolving credit facility .......           --          (780,000)           --

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            YEARS ENDED
                                                            -----------    -----------    -----------
                                                             AUGUST 28,     AUGUST 29,     AUGUST 30,
                                                                1999           1998           1997
                                                            -----------    -----------    -----------
    Issuance of Preferred Stock C .......................     4,699,000           --             --
    Payment of issuance costs for Preferred Stock C .....      (374,000)          --             --
    Payment of dividends on Preferred Stock C ...........      (375,000)          --             --
    Proceeds from issuance of common stock ..............          --           47,000        180,000
                                                            -----------    -----------    -----------
      Net cash provided by (used in) financing activities     5,226,000     (2,023,000)       413,000
                                                            ===========    ===========    ===========

Net increase (decrease) in cash .........................        24,000       (426,000)       259,000
Cash at beginning of year ...............................        66,000        492,000        233,000
                                                            -----------    -----------    -----------

Cash at end of year .....................................   $    90,000    $    66,000    $   492,000
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Interest ..........................................   $   991,000    $ 1,637,000    $ 1,527,000
      Income taxes paid (received) ......................   $   (38,000)   $   131,000    $   144,000

Supplemental disclosure of noncash financing and investing activities:

1999
----
o Sale of a Mexican subsidiary to an affiliated company for $2,686,000. The result was a non-cash decrease of subordinated debt to Nevell Investments, S.A. of $1,700,000 and the remaining $986,000 attributed to redeemed shares of Series A Preferred Stock (See Note 7 of the Notes to Consolidated Financial Statements for further discussion).


o Certain related party accounts receivable balances will not be collected in the normal course of business. Accordingly, as of August 28, 1999, outstanding balances totaling $2,365,000 have been reclassified to shareholder's equity.

1998
----
o A non-cash increase in property and equipment and obligations under capital leases of $327,000.

o Sale of a Brazilian subsidiary to an affiliated company for $2,800,000. The result was a non-cash decrease of subordinated debt to Nevell Investments, S.A. of $2,800,000 (See Note 6 of the Notes to Consolidated Financial Statements for further discussion).

o Warrants issued to an investment banker resulted in a non-cash increase in additional paid-in-capital and other assets of $96,000.


1997
----
o During fiscal year 1997, Nevell Investments, S.A. and Transvit Manufacturing Corporation converted $4,511,000 and $4,666,000, respectively, of subordinated debt into preferred stock (See Note 13 of the Notes to Consolidated Financial Statements for further discussion).

        See accompanying notes to the consolidated financial statements.

                     TRISTAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION
The Company, which is primarily owned by companies under the control of the Sheth Group (Starion International, Ltd., a British Virgin Islands Limited Partnership ("Starion B.V.I.") and Transvit Manufacturing Corporation ("Transvit"), operates in one industry segment; the development, manufacturing, marketing and distribution of designer alternative fragrances, complimentary products to those fragrances and cosmetic pencils, and in the marketing and distribution of other cosmetic and selected toiletry products. The Company distributes its products to more than 1,200 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. In fiscal 1999 and 1998, one customer accounted for approximately 13% and 10% respectively, of the Company's net sales, while in 1997 no single customer accounted for more than ten percent.

FISCAL YEAR END
The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. The 1999, 1998 and 1997 fiscal years ended on August 28, August 29, and August 30, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Effective May 30, 1998, the company sold its Brazilian subsidiary. See Note 6 of the Notes to Consolidated Financial Statements for further discussion. Effective November 29, 1998, the Company sold its Mexican subsidiary. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

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

NET INCOME (LOSS) PER COMMON SHARE
The Company adopted SFAS No. 128, "Earnings per Share," in fiscal, 1998. Accordingly, basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders, as adjusted for the assumed conversion of preferred stock, if applicable, by the sum of the weighted-average number of common shares outstanding, and the number of additional common shares that would have been outstanding if dilutive options, warrants and convertible preferred stock had been exercised or converted. All prior-period EPS amounts presented have been restated to conform to the provisions of SFAS No. 128.

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

FOREIGN CURRENCY TRANSACTIONS
The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Foreign currency denominated accounts payable balances outstanding at August 28, 1999 and August 29, 1998 have been translated to U.S. dollars utilizing exchange rates in effect at the respective balance sheet dates.

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

Effective June 1, 1998, the Company classified approximately $3.8 million of intercompany receivables from its Mexican subsidiary as a permanent investment. Accordingly, effective June 1, 1998, all translation gains and losses related to this intercompany balance have been recorded directly to Shareholders' Equity as Foreign Currency Translation Adjustment. The Company believes this classification is appropriate as there is no intent for these amounts to be repaid, there are no repayment terms, and the amounts outstanding are non-interest bearing. In November 1998, the Company sold it's Mexican subsidiary. Refer to Note 7 of the Notes to Consolidated Financial Statements for further discussion.

The net foreign currency transaction and translation gains/(losses) reflected in the Statement of Operations for the years ended August 28,1999, August 29,1998 and August 30,1997 were approximately $157,000, ($111,000), and ($156,000)
respectively.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs were approximately $1,909,000, $1,860,000, and $4,124,000, for the year ended August 28, 1999,
August 29, 1998 and August 30, 1997, respectively.

RECLASSIFICATION OF PRIOR PERIOD AMOUNTS
Certain prior period amounts have been reclassified to conform to the current year presentation.

2.    LOSS PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations, as required by SFAS No. 128, is presented below:

                                                          YEARS ENDED
                                      --------------------------------------------------
                                        AUGUST 28,        AUGUST 29,         AUGUST 30,
                                           1999              1998              1997
                                      --------------    --------------    --------------
Basic EPS:

Net loss applicable to common stock   $   (1,056,000)   $   (1,944,000)   $     (454,000)

Weighted-average number of common
shares outstanding.................       16,764,506        16,748,798        16,709,690
                                      --------------    --------------    --------------

Basic EPS .........................   $         (.06)   $         (.12)   $         (.03)
                                      ==============    ==============    ==============

Diluted EPS .......................   $         (.06)   $         (.12)   $         (.03)
                                      ==============    ==============    ==============

Dilutive EPS equals basic EPS for the years ended August 28, 1999, August 29, 1998 and August 30, 1997 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

3.  INVENTORIES:
                                                   AUGUST 28,       AUGUST 29,
                                                      1999             1998
                                                  ------------     ------------
Raw materials ................................    $  4,183,000     $  4,728,000
Work-in-process ..............................         630,000        1,059,000
Finished goods ...............................       5,395,000        6,342,000
                                                  ------------     ------------
                                                    10,208,000       12,129,000
Reserves for market valuation ................        (305,000)        (490,000)
LIFO valuation allowance .....................        (372,000)        (264,000)
                                                  ------------     ------------
                                                  $  9,531,000     $ 11,375,000
                                                  ============     ============

Cost of sales was increased by approximately $362,000 and $572,000 as a result of LIFO inventory decrements in 1999 and 1998, respectively. There was no LIFO inventory decrement in 1997.

4. PROPERTY, PLANT AND EQUIPMENT:

                                                  August 28,        August 29,
                                                     1999               1998
                                                 ------------      ------------
Land .......................................     $     33,000      $     33,000
Building and Leasehold improvements ........        4,903,000         3,998,000
Machinery and equipment ....................       10,359,000         9,602,000
Computer equipment .........................        2,667,000         2,676,000
Furniture and equipment ....................          836,000           695,000
                                                 ------------      ------------
                                                   18,798,000        17,004,000
Less accumulated depreciation ..............      (10,434,000)       (8,805,000)
                                                 ------------      ------------
                                                 $  8,364,000      $  8,199,000
                                                 ============      ============

During the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, the Company recorded depreciation expense of $1,727,000, $1,775,000 and $1,710,000.

5. REVOLVING CREDIT AGREEMENT BORROWINGS AND LONG-TERM DEBT:

                                                    August 28,       August 29,
                                                      1999              1998
                                                   -----------      -----------
Revolving credit agreement borrowings ........     $ 8,926,000      $ 7,612,000
                                                   -----------      -----------
Term loan ....................................     $ 2,286,000      $ 2,960,000
Capital expenditure loan .....................       1,713,000          643,000
Other note payable ...........................          22,000             --
                                                   -----------      -----------
                                                     4,021,000        3,603,000
Less current portion .........................      (1,283,000)        (822,000)
                                                   -----------      -----------
Long-term debt, less current portion .........     $ 2,738,000      $ 2,781,000
                                                   -----------      -----------

On December 19, 1997, the Company entered into a $22,000,000 credit agreement with its principal lender (the "Credit Agreement"). The Credit Agreement includes a revolving credit facility (the "Revolving Credit") which provides for $15,100,000 of maximum borrowings bearing interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At August 28, 1999, the Revolving Credit bore interest at rates of 9.56% and 8.78%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of August 28, 1999 approximated $1,392,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse clause", as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.25% at August 28, 1999) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 35 months beginning in January, 1998 with a $1,416,655 balloon payment due in December 2001. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.25% at August 28, 1999) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 28, 1999 the Company had outstanding borrowings under the Cap Ex Facility totalling $1,713,000 in capital expenditures. Principal payments are due at the rate of $50,250 per month.

Aggregate maturities of amounts outstanding under the Term Loan and Cap Ex Facility are as follows as of August 28, 1999:

                        FISCAL YEAR         AMOUNT
                        -----------       ----------
                            2000          $1,283,000
                            2001           1,305,000
                            2002           1,433,000
                                          ----------
                                          $4,021,000
                                          ==========

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. The Credit Agreement contains restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants as of February 27, 1999, May 29, 1999 and August 28, 1999 and was granted waivers to such covenants by the lender.

6.  SALE OF WHOLLY OWNED BRAZILIAN SUBSIDIARY

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

The Company received payment in the form of a reduction of the subordinated debt to Nevell Investments, S.A., ("Nevell") another affiliated company within the Sheth Group. The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000 and was recorded as an increase in additional paid-in-capital.

7.  SALE OF WHOLLY OWNED MEXICAN SUBSIDIARY

On March 15, 1999, pursuant to a stock purchase agreement entered into by and among the Company, Transvit Holding Corporation ("THC"), a wholly owned affiliate of the Sheth Group, the majority stockholder of the Company, and Nevell Investments, S.A. ("Nevell"), another affiliate of the Sheth Group, the Company sold to THC for $2,686,000 all of the issued and outstanding capital stock ("Trimex Stock") and certain distribution rights of its wholly owned subsidiary, Tristar de Mexico, S.A. de C.V. ("Trimex") , a distributor of fragrance and cosmetic products into the formal retail market in the United Mexican States. The transaction was effective as of November 29, 1998.

The transaction provides for a non-compete restriction and a supply agreement whereby the Company agreed to continue selling certain products to Trimex. The Company also received an option to repurchase the Trimex Stock and distribution rights from THC at a fair value at anytime prior to March 15, 2004. The Company currently has no plans to exercise such option but may do so in the future.

The Company received payment in the form of a reduction of debt due Nevell, and redemption of 129,387 shares of the Company's Series A Convertible Preferred Stock, $.05 par value ("Series A Preferred"), issued to Nevell, at a redemption price of $7.62 per share. Of the total purchase price of $2,686,000, an amount equal to $1,700,000 was applied to a reduction of debt due Nevell (See Note 8 of the Notes to Consolidated Financial Statements) with the remaining $986,000 attributed to redeemed shares of the Series A Preferred at a total redemption of approximately $906,000 plus $80,000 of dividends in arrears.

Warrant valuation costs of $99,000 associated with the subordinated debt reduction were written-off in connection with the sale. The excess of the carrying value of the Company's investment in Trimex over the proceeds received was recorded as an increase in accumulated deficit.

8. SUBORDINATED LONG-TERM DEBT:

Subordinated long-term debt totaling $1,700,000 as of August 28, 1998 represents a portion of a loan made by the Sheth Group through their affiliate Nevell. Such indebtedness was extinguished in connection with the sale of the Company's wholly owned Mexican subsidiary. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

9.  RELATED PARTY TRANSACTIONS:

As of August 28, 1999 a majority of the Company's outstanding stock (73%) is owned by companies under control of the Sheth Group. Effective April 22, 1998, the Sheth Group sold 700,000 shares of the Company's stock to a business associate.

The purchase price was substantially lower than the price reported by NASDAQ, reflecting a discount from the market price due to the magnitude of the transaction and the relatively low trading volume of the Company's stock. This transaction reduced the Sheth Group holdings to 73% of the Company's outstanding stock.

The Company purchases finished goods and components from Sheth Group affiliates. During fiscal 1999, 1998 and 1997 the Company purchased approximately $2,979,000, $4,227,000, and $6,503,000, respectively, of such products.

The Company sold products to Sheth Group affiliates during fiscal 1999, 1998 and 1997 of approximately $5,418,000, $6,557,000, and $3,866,000, respectively.
Gross margins on these sales during fiscal 1999, 1998, and 1997 were 36%, 16%,and 27%, respectively. The fiscal 1999 net sales include approximately $ 1,000,000 in slow moving finished goods and raw materials inventory which was sold at a gross margin of approximately 16%. Fiscal 1998 net sales include approximately $1,535,000 in slow moving finished goods and raw materials inventory which was sold at a gross margin of approximately 6%.

In fiscal 1999, 1998 and 1997, the Company incurred fees to directors of approximately $206,000, $279,000, and $260,000, respectively, of which approximately $72,000 and $27,000 were unpaid at August 28, 1999 and August 29, 1998, respectively.

At August 28, 1999 warrants to purchase 400,000 and 2,000,000 of the Company's common stock at an exercise price of $2.75 and $5.34 per share, respectively, were owned by the Sheth Group. The warrants are exercisable through 2003. An extension of the expiration date of the 400,000 warrants to 2003 and the grant of the 2,000,000 warrants were made in connection with the settlement of the stockholder class action litigation in 1993. See Note 19 of the Notes to Consolidated Financial Statements for further discussion.

10. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

Related parties are the primary suppliers of the Company's cosmetics and are also suppliers of certain components. Related party accounts payable result from the purchase of those items. Related party accounts receivable result from the sale of the Company's products to related parties. The following summarizes the presentations at August 28, 1999 and August 29, 1998. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

                                                      AUGUST 28,     AUGUST 29,
                                                         1999           1998
                                                     -----------    -----------
ACCOUNTS RECEIVABLE:
      Total accounts receivable-related parties ..   $ 4,568,000    $ 4,153,000
      Offset amount ..............................      (450,000)      (546,000)
                                                     -----------    -----------
      Net related parties receivables ............   $ 4,118,000    $ 3,607,000
                                                     ===========    ===========
ACCOUNTS PAYABLE:

      Total accounts payable-related parties .....   $ 3,966,000    $ 5,731,000
      Offset amount ..............................      (450,000)      (546,000)
                                                     -----------    -----------
      Net related parties payables ...............   $ 3,516,000    $ 5,185,000
                                                     ===========    ===========

Certain related party accounts receivable balances will not be collected in the normal course of business. Accordingly, outstanding balances totaling $2,365,000 have been reclassified to shareholder's equity at August 28, 1999. These receivables will be settled in fiscal 2000 through a redemption of preferred stock controlled by the related parties.

11.  LEASES:

The future minimum lease payments required under capital leases (together with the present value of minimum lease payments) and future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year as of August 28, 1999 are as follows:

                                                      OPERATING       CAPITAL
                 FISCAL YEAR                            LEASES         LEASES
                 -----------                          ----------     ----------
2000 ...........................................     $  544,000     $  139,000
2001 ...........................................        348,000          9,000
2002 ...........................................        189,000          9,000
2003 ...........................................        192,000          4,000
2004 ...........................................        164,000           --
                                                      ----------     ----------
Total minimum lease payments ....................     $1,437,000        161,000
                                                      ==========
Less imputed interest ...........................                        (9,000)
                                                                     ----------
Present value of minimum lease payments .........                       152,000
Less current portion ............................                      (132,000)
                                                                     ----------
Long term portion ...............................                    $   20,000
                                                                     ==========

Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for fiscal 1999, 1998 and 1997 amounted to approximately $788,000, $745,000, and $614,000, respectively.

12.  INCOME TAXES:
The components of income (loss) before income taxes are as follows:

                                                 YEARS ENDED
                              -------------------------------------------------
                              AUGUST 28,          AUGUST 29,         AUGUST 30,
                                 1999               1998               1997
                              -----------        -----------        -----------
Domestic ..............       $   300,000        $  (495,000)       $ 3,055,000
Foreign ...............           129,000           (934,000)        (1,894,000)
                              -----------        -----------        -----------
                              $   429,000        $(1,429,000)       $ 1,161,000
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

Income tax expense (benefit) consists of the following:

                                           CURRENT       DEFERRED       TOTAL
                                         -----------   -----------   -----------
Year ended August 28, 1999
      U.S. Federal ...................   $     7,000   $      --     $     7,000
      State ..........................          --            --            --
                                         -----------   -----------   -----------
                                         $     7,000   $      --     $     7,000
                                         ===========   ===========   ===========

Year ended August 29, 1998
      U.S. Federal ...................   $    62,000   $      --     $    62,000
      State ..........................          --            --            --
                                         -----------   -----------   -----------
                                         $    62,000   $      --     $    62,000
                                         ===========   ===========   ===========

Year ended August 30, 1997
      U.S. Federal ...................   $    76,000   $      --     $    76,000
      State ..........................         2,000          --           2,000
                                         -----------   -----------   -----------

                                         $    78,000   $      --     $    78,000
                                         ===========   ===========   ===========

Income tax expense in fiscal 1999, 1998 and 1997 differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes as a result of the following:

                                                                                   August 28,    August 29,     August 30,
                                                                                  -----------    -----------    -----------
                                                                                     1999           1998           1997
                                                                                  -----------    -----------    -----------
Computed expected tax expense (benefit) .......................................   $   159,000    $  (522,000)   $   406,000
Increase (decrease) in income taxes resulting from:
      Net operating loss carryforward utilized ................................       (46,000)          --             --
      Warrant expenses not deductible for income tax
          purposes ............................................................          --           22,000         22,000
      Foreign subsidiary (income) loss not included for
          income tax purposes .................................................       (36,000)       327,000        663,000
      U.S. loss providing no current year benefit .............................          --          558,000        655,000
      State income taxes, net of federal income tax benefit ...................          --             --            2,000
      Deferred tax asset valuation allowance inclusive of other items providing
          no current period benefit ...........................................      (518,000)      (287,000)    (1,888,000)
      Alternative minimum tax .................................................         7,000           --           76,000
      Prior year return to provision adjustments ..............................      (518,000)        62,000           --
      IRS settlement impact on net operating loss carryforward ................       925,000           --             --
      Other, net ..............................................................        34,000        (98,000)       142,000
                                                                                  -----------    -----------    -----------
Total income tax expense ......................................................   $     7,000    $    62,000    $    78,000
                                                                                  ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 1999 and August 29, 1998 are presented below:

                                                                                   AUGUST 28,     AUGUST 29,
                                                                                      1999          1998
                                                                                  -----------    -----------
Deferred tax assets:
      Accounts receivable, principally due to allowance for doubtful accounts
          and sales returns ...................................................   $   469,000    $   417,000
      Inventories, principally due to allowance for obsolescence and difference
          in certain costs capitalized for tax purposes .......................       174,000        251,000
      Packaging design costs ..................................................       270,000        435,000
      Accrued expenses, principally due to accrual of related party interest
          expense for financial reporting purposes ............................       841,000        773,000
      Net operating loss carryforward .........................................     2,852,000      3,228,000
      Alternative minimum tax credit carryforwards ............................       306,000        300,000
                                                                                  -----------    -----------
Total deferred tax assets .....................................................     4,912,000      5,404,000
Less valuation allowance ......................................................    (4,027,000)    (4,434,000)
                                                                                  -----------    -----------
                                                                                      885,000        970,000
                                                                                  -----------    -----------
Deferred tax liabilities:
      LIFO reserve ............................................................      (207,000)      (218,000)
      Plant and equipment, principally due to differences in depreciation .....      (678,000)      (725,000)
      Other ...................................................................          --          (27,000)
                                                                                  -----------    -----------
Total deferred tax liabilities ................................................      (885,000)      (970,000)
                                                                                  -----------    -----------
Net deferred tax asset ........................................................   $      --      $      --
                                                                                  ===========    ===========

The valuation allowance for deferred taxes decreased during fiscal 1999 and 1998 by $407,000 and $287,000 respectively. In assessing the realizability of deferred tax assets under the guidelines of SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While management anticipates generating future taxable income, a valuation allowance of $4,027,000 has been recorded at August 28, 1999 in accordance with SFAS No. 109 to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

At August 28, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,700,000 which are available to offset future federal taxable income, if any, through 2012. The Company also has alternative minimum tax credit carryforwards of approximately $306,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

13.  PREFERRED STOCK:

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible nonvoting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share, plus all accrued and unpaid dividends. The Company redeemed 129,387 shares of the Series A Stock in connection with the sale of its wholly-owned Mexican subsidiary in fiscal 1999. See Note 7 of the Notes to Consolidated Financial Statements.

The conversion price approximated the closing bid price of the Company's common stock as reported by the NASDAQ on the date of this transaction. At August 28, 1999, cumulative dividends in arrears on the Series A preferred stock approximated $443,000.

In a subsequent transaction effective February 21, 1997, Nevell, the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. At August 28, 1999, cumulative dividends in arrears on the Series B preferred stock approximated $611,000.

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

Effective September 3, 1998 the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share.

In addition, the Company issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of between $4.00 and $6.28 per share. The Company received proceeds of approximately $4,700,000 in such private placement.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $376,000 were paid in cash on the Series C Preferred Stock during the fifty-two week period ended August 28, 1999. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

15.  STOCK OPTION PLANS:

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

The stock options granted in fiscal 1999, 1998 and 1997 have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options vest over various vesting schedules. Most vest ratably at the rate of 20% per year beginning on the date of grant or the first anniversary of the date of grant. Others vest according to shorter schedules.

A summary of the status of the Company's stock options as of August 28, 1999, August 29, 1998 and August 30, 1997 and the changes during the years then ended are presented below:

                                                                            OPTIONS OUTSTANDING
                                         ------------------------------------------------------------------------------------------
                                                    1999                           1998                           1997
                                         ----------------------------   ----------------------------   ----------------------------
                                                         WEIGHTED                       WEIGHTED                       WEIGHTED
                                         NUMBER OF        AVERAGE        NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
                                           SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                         ----------    --------------   ----------    --------------   ----------    --------------
Outstanding at beginning of the year .    1,462,500    $         8.99    1,175,711    $         8.20      786,626    $         6.73
Granted ..............................      302,500    $         5.78      580,000    $        10.37      677,500    $         8.84
Exercised ............................            0               N/A       (7,000)   $         6.88      (93,995)   $         2.86
Forfeited ............................      (10,000)   $         4.81     (252,958)   $         8.93     (194,420)   $         6.35
Expired ..............................            0               N/A      (33,253)   $         7.32            0               N/A
                                         ----------    --------------   ----------    --------------   ----------    --------------

Outstanding at end of year ...........    1,755,000    $         6.24    1,462,500    $         8.99    1,175,711    $         8.20
                                         ==========    ==============   ==========    ==============   ==========    ==============

Exercisable at end of year ...........    1,018,000    $         6.31      588,500    $         8.35      304,738    $         7.44
                                         ==========    ==============   ==========    ==============   ==========    ==============

Weighted average fair value of options
    Granted ..........................   $     2.70                     $     4.57                     $     3.67
                                         ----------                     ----------                     ----------

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1999, 1998 and 1997: dividend yield of 0%; risk-free interest rates ranging from 5.18% to 5.81%; an expected life of options of 6 years; and a volatility ranging from 39.03% to 41.88% for all grants.

The following table summarizes information about stock options oustanding at August 28, 1999:

                                                   OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
      -----------------------       -----------------------------------------------------        ------------------------------
                                                        WEIGHTED            WEIGHTED                                WEIGHTED
                                      NUMBER        AVERAGE REMAINING        AVERAGE                NUMBER          AVERAGE
      RANGE OF EXERCISE PRICE       OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE          EXERCISABLE   EXCERCISE PRICE
      -----------------------       -----------    -------------------   ----------------        ------------   ---------------
                $1.44                    5,000             1.08              $1.44                      5,000         $1.44
           $4.81 to $7.22            1,750,000             7.87              $6.24                  1,013,000         $6.35
      -----------------------       -----------    -------------------   ----------------        ------------   ---------------
           $1.44 to $7.22            1,755,000             7.85              $6.24                  1,018,000         $6.31
      =======================       ===========    ===================   ================        ============   ===============

SFAS 123 establishes a fair value of accounting for stock-based compensation plans. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), net loss applicable to common stock and net loss per common share would approximate the pro forma amounts below:

                                           AUGUST 28, 1999                AUGUST 29, 1998
                                      --------------------------    --------------------------
                                      AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                      -----------    -----------    -----------    -----------
SFAS 123 Charge ...................          --      $ 1,712,000           --      $ 2,005,000
APB 25 Charge .....................          --             --             --             --
Net income (loss) .................   $   422,000    $(1,290,000)   $(1,491,000)   $(3,496,000)
Net loss applicable to common stock   $(1,056,000)   $(2,768,000)   $(1,944,000)   $(3,949,000)
Net loss per common share .........   $      (.06)   $     (0.16)   $     (0.12)   $     (0.24)

The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1995 fiscal year.

On November 17, 1998, the Board of Directors approved a plan to reprice all outstanding options. Accordingly, all outstanding options as of December 9, 1998 were repriced to $6.31, the common stock market price at that date.

16.  WARRANTS

The Company issued warrants to an investment banker in June 1998 to purchase 50,000 shares of the Company's common stock at $10.47 per share as compensation for various due diligence and investment banking services. The warrants have been valued at $96,000 using the Black Scholes method and have been credited to additional paid-in capital and recorded as prepaid consulting costs. The warrants expire on September 1, 2003. The prepaid consulting costs have been amortized on a straight-line basis over twelve months.

17.  BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock based on the closing price at the end of each calendar quarter. During fiscal 1999, 1998 and 1997, a total of 7,366, 4,924 and 5,398, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $106,000 in 1999, $106,000 in 1998, and $80,000 in 1997.

18.  COMMITMENTS AND CONTINGENCIES:

FREITAS AND KENNER

In October 1994, a suit was filed in Florida state court against the Company and two of its directors by Ross Freitas, Carolyn Kenner, Rose Freitas and Melissa Freitas.

The complaint alleged causes of action by two plaintiffs for libel and sought indemnification of legal costs allegedly incurred by those plaintiffs in suits and proceedings arising from the facts which were the subject of the investigation conducted by the Special Committee of the Board of Directors in 1992. The complaint also alleged, on behalf of all four plaintiffs, that the Company's disclosures relating to the Sheth Group's holding of Company stock and other matters were fraudulent or negligently misrepresented. In April 1995, the Court dismissed the complaint without prejudice, in part due to the plaintiffs' failure to state a claim for relief. In May 1995, the plaintiffs refiled the complaint, asserting many of the same claims and in June 1996, amended their complaint yet again, naming only the Company and one of its directors as defendants. In October 1998, the Court dismissed the claim against the one director. On November 3, 1999, the Court dismissed the remaining claims for failure to prosecute.

INTERNAL REVENUE SERVICE

In February, 1997, the Internal Revenue Service ("the IRS") concluded their examination of the Company's tax returns submitted for fiscal years 1993, 1994 and 1995. The IRS proposed adjustments disallowing the deductions of payments made in the settlement of the class action litigation and certain related legal and professional fees. In June 1999, the Company reached an agreement with the IRS resulting in a non-cash settlement, thereby concluding the matter with no additional tax liability. As a result of the settlement, the Company's net operating loss carryforward at August 28, 1999 was reduced by approximately $2,500,000.

OTHER

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.

19.  CLASS ACTION LITIGATION:

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

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were approximately $69,000, $230,000, and $72,000 in fiscal 1999, 1998, and 1997, respectively.

20.  FOREIGN SALES:

The Company exports a significant portion of its sales directly or through its Mexican and Brazilian subsidiaries (prior to the Company's disposition of its Mexican subsidiary in November 1998 and its Brazilian subsidiary in May 1998, See Notes 6 and 7 of the Notes to Consolidated Financial Statements for additional details).

For the years ended August 28, 1999, August 29, 1998 and August 30, 1997, these sales were $20,712,000 (37 % net sales), $29,690,000 (44% of net sales), and
$27,054,000 (39% of net sales), respectively. These customers are primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries ("indirect exports"). The volume of the indirect exports, which may be significant, could only be estimated as customers do not provide that information to the Company.

21.  QUARTERLY RESULTS (UNAUDITED):
Summarized quarterly results for 1999 and 1998 are as follows:

                                                                          1999 QUARTER ENDED
                                                     ------------------------------------------------------------
                                                        NOV. 28        FEB. 27         MAY. 29         AUG. 28
                                                     ------------    ------------    ------------    ------------
Net Sales ........................................   $ 15,075,000    $ 13,440,000    $ 13,436,000    $ 14,043,000
Gross Profit .....................................      4,643,000       3,820,000       3,730,000       4,638,000
Net Income (Loss) ................................        224,000        (510,000)         10,000         698,000
Net Income (Loss) Applicable to
      Common Stock ...............................       (624,000)       (747,000)       (187,000)        502,000
Net Income (Loss) Per Common Share
      Basic ......................................           (.04)           (.04)           (.01)            .03
      Diluted ....................................           (.04)           (.04)           (.01)            .03

                                                                           1998 QUARTER ENDED
                                                     ------------------------------------------------------------
                                                       NOV. 29          FEB. 28         MAY 30          AUG 29
                                                     ------------    ------------    ------------    ------------
Net Sales ........................................   $ 20,865,000    $ 14,843,000    $ 17,185,000    $ 14,790,000
Gross Profit .....................................      5,938,000       4,878,000       3,935,000       2,500,000
Net Income (Loss) ................................      1,355,000         (37,000)       (812,000)     (1,997,000)
Net Income (Loss) Applicable to
                              Common Stock .......      1,242,000        (150,000)       (925,000)     (2,111,000)
Net Income (Loss) Per Common Share
      Basic ......................................   $        .07    $       (.01)   $       (.06)   $       (.13)
      Diluted ....................................   $        .07    $       (.01)   $       (.06)   $       (.13)

22.  SUBSEQUENT EVENTS (UNAUDITED):

Effective October 14, 1999, the Company completed a second private placement whereby it sold an additional 21,667 shares of Series C Preferred Stock to a private investor for $60 per share. In connection with such sale, the Company issued warrants to purchase an aggregate of 60,000 shares of Common Stock at an exercise price of $4.75 per share. The Company received approximately $1,300,000 in such private placement.

Effective November 1999 the Company, through a newly formed wholly-owned subsidiary Tristar USA, Inc. ("Tristar USA"), purchased all of the issued and outstanding common stock of Fragrance Impressions Limited ("FIL") for $500,000 in cash, $2,900,000 in interest bearing promissory notes ("Notes") due in equal annual installments on November 15, 2000 through 2004 and options to purchase up to 100,000 shares of the Company's common stock. The Notes are subject to post closing adjustment to the outstanding principal balance, based upon sales achievement during the next two calendar years. Cash used to finance this transaction was derived from the sales of 21,667 shares of Series C Preferred Stock in October 1999, discussed above.

                                   SCHEDULE II

                      TRISTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                              COLUMN B                     COLUMN C       COLUMN D      COLUMN E
                --------                             -----------    -----------   -----------   -----------    -----------
                                                                                   ADDITIONS
                                                                    -------------------------
                                                                        (1)          (2)
                                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                                      BEGINNING      COSTS AND  OTHER ACCOUNTS- DEDUCTIONS-        END
                                                      OF PERIOD      EXPENSES      DESCRIBE     DESCRIBE *      OF PERIOD
                                                     -----------    -----------   -----------   -----------    -----------
 Allowance for doubtful accounts:

 Year ended August 28, 1999 ......................   $   895,000    $   886,000          --     $ 1,130,000    $   651,000

 Year ended August 29, 1998 ......................     1,052,000        998,000          --       1,155,000        895,000

 Year ended August 30, 1997 ......................       850,000        729,000          --         527,000      1,052,000

          *  Uncollectible accounts written off, net of recoveries.

               COLUMN A                                COLUMN B                     COLUMN C      COLUMN D       COLUMN E
               --------                              -----------    -----------   -----------   -----------    -----------
                                                                                   ADDITIONS
                                                                    -------------------------
                                                                        (1)          (2)
                                                      BALANCE AT     CHARGED TO   CHARGED TO                   BALANCE AT
                                                      BEGINNING       COSTS AND  OTHER ACCOUNTS DEDUCTIONS-        END
                                                      OF PERIOD       EXPENSES    -DESCRIBE**   DESCRIBE ***    OF PERIOD
                                                     -----------    -----------   -----------   -----------    -----------
Inventory reserves:

 Year ended August 28, 1999 ......................   $   490,000    $   170,000          --     $   355,000    $   305,000

 Year ended August 29, 1998 ......................     1,381,000        720,000          --       1,611,000        490,000

 Year ended August 30, 1997 ......................       612,000      1,005,000          --         236,000      1,381,000
                                                     -----------    -----------   -----------   -----------    -----------

    ***  Write-offs against the reserve