Form 10-Q
period 1999-11-27
TRISTAR CORP
filed 2000-01-11
CIK 737203

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: NOVEMBER 27, 1999
             -OR-
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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


            12500 SAN PEDRO AVENUE, SUITE 500, SAN ANTONIO, TEXAS 78216
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (210) 402-2200
              (Registrant's telephone number, including area code)


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

             ON JANUARY 11, 2000, THERE WERE OUTSTANDING 16,771,319 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                    TRISTAR CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited)

       Consolidated balance sheets--November 27, 1999 and August 28, 1999......3

       Consolidated statements of operations and comprehensive income--
              thirteen week periods ended November 27, 1999 and
              November 28, 1998, respectively..................................5

       Consolidated statement of shareholders' equity -- thirteen weeks ended November 27, 1999..........................................6

       Consolidated statements of cash flows--thirteen week periods ended
              November 27, 1999 and November 28, 1998, respectively............7

       Notes to consolidated financial statements--November 27, 1999...........8


Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................14

Item 3. Qualitative and Quantitative Disclosure About Market Risk.............20

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21

Item 2. Changes in Securities.................................................21

Item 3. Defaults Upon Senior Securities.......................................21

Item 4. Submission of Matters to a Vote of Security Holders...................21

Item 5. Other Information.....................................................22

Item 6. Exhibits and Reports on Form 8-K......................................22

SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        NOVEMBER 27,
                                                            1999      AUGUST 28,
                        ASSETS                          (UNAUDITED)     1999 *
                                                        -----------  -----------
Current assets:
  Cash ................................................ $    42,000  $    90,000
  Accounts receivable, less allowance for doubtful
    accounts of $2,756,000 and $651,000, respectively .  17,520,000   13,519,000
  Accounts receivable - related parties - net .........   4,235,000    4,118,000
  Inventories .........................................  13,547,000    9,531,000
  Other current assets ................................     193,000       72,000
                                                        -----------  -----------

    Total current assets ..............................  35,537,000   27,330,000
                                                        -----------  -----------

Property, plant and equipment, less accumulated
  depreciation of $10,789,000 and $10,434,000 .........   8,808,000    8,364,000
                                                        -----------  -----------

Other assets:
  Goodwill, less accumulated amortization of $22,000 ..   5,346,000         --
  Other assets ........................................     590,000      435,000
                                                        -----------  -----------
    Total other assets ................................   5,936,000      435,000
                                                        -----------  -----------

Total assets .......................................... $50,281,000  $36,129,000
                                                        ===========  ===========

* Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                                NOVEMBER 27,
                                                                                   1999           AUGUST 28,
                           LIABILITIES AND SHAREHOLDERS' EQUITY                 (UNAUDITED)         1999 *
                                                                                ------------     ------------
Current liabilities:
  Revolving credit agreement borrowings ....................................    $ 14,018,000     $  8,926,000
  Accounts payable--trade ..................................................       8,577,000        7,055,000
  Accounts payable--related parties - net ..................................       3,535,000        3,516,000
  Accrued interest expense-related party ...................................       1,731,000        1,731,000
  Other accrued expenses ...................................................       2,863,000        1,997,000
  Current portion of capital lease obligations .............................         107,000          132,000
  Current portion of long-term debt ........................................       1,462,000        1,283,000
  Current portion of subordinated debt .....................................       1,293,000             --
                                                                                ------------     ------------

    Total current liabilities ..............................................      33,586,000       24,640,000

Long-term debt, less current portion .......................................       2,741,000        2,738,000
Subordinated debt, less current portion ....................................       3,255,000             --
Obligations under capital leases, less current portion .....................          11,000           20,000
                                                                                ------------     ------------


   Total liabilities .......................................................      39,593,000       27,398,000
                                                                                ------------     ------------

Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares issued and outstanding ........................       3,760,000        3,760,000
    Series B, 120,690 shares issued and outstanding ........................       4,511,000        4,511,000
    Series C, 100,000 and 78,333 respectively, shares issued and outstanding       6,133,000        4,699,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
    issued and outstanding 16,771,319 shares and
    16,768,859 shares, respectively ........................................         168,000          168,000
  Additional paid-in-capital ...............................................      13,427,000       12,841,000
  Related party receivables ................................................      (2,365,000)      (2,365,000)
  Accumulated deficit ......................................................     (14,946,000)     (14,883,000)
                                                                                ------------     ------------

    Total shareholders' equity .............................................      10,688,000        8,731,000
                                                                                ------------     ------------

Total liabilities and shareholders' equity .................................    $ 50,281,000     $ 36,129,000
                                                                                ============     ============

*  Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)


                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                    NOVEMBER 27,   NOVEMBER 28,
                                                       1999            1998
                                                   ------------    ------------

Net sales .....................................    $ 13,464,000    $ 15,075,000

Cost of sales .................................       9,166,000      10,606,000
                                                   ------------    ------------

Gross profit ..................................       4,298,000       4,469,000

Selling, general and administrative expenses ..       3,455,000       3,891,000
                                                   ------------    ------------

Income from operations ........................         843,000         578,000

Other income (expense):
    Interest expense ..........................        (421,000)       (331,000)
    Amortization of warrants ..................          (3,000)        (28,000)
    Other expense .............................         (30,000)          5,000
                                                   ------------    ------------

Income (loss) before provision for income taxes         389,000         224,000

Provision for income taxes ....................           3,000            --
                                                   ------------    ------------

Net income ....................................    $    386,000    $    224,000
                                                   ------------    ------------

Less:
    Preferred stock dividends .................        (211,000)       (207,000)
    Beneficial conversion feature .............        (341,000)       (641,000)
                                                   ------------    ------------
Net loss applicable to common stock ...........    $   (166,000)   $   (624,000)
                                                   ============    ============

Loss per common share:

    Basic .....................................    $       (.01)   $       (.04)
                                                   ============    ============

    Diluted ...................................    $       (.01)   $       (.04)
                                                   ============    ============

Net Income ....................................         386,000         224,000

Other comprehensive income ....................            --              --
                                                   ------------    ------------

Comprehensive Income ..........................    $    386,000    $    224,000
                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     THIRTEEN WEEKS ENDED NOVEMBER 27, 1999

                                                                                        PREFERRED STOCK
                                                           -------------------------------------------------------------------------
                                    COMMON STOCK                 SERIES A                 SERIES B                 SERIES C
                              ---------------------------- ------------------------- ----------------------- -----------------------
                                NUMBER                       NUMBER                   NUMBER                   NUMBER
                               OF SHARES       AMOUNT      OF SHARES      AMOUNT     OF SHARES    AMOUNT     OF SHARES     AMOUNT
                              ------------ --------------- ----------- ------------- ---------- ------------ ----------  -----------
Balance, August 28, 1999*      16,768,859       $ 168,000     537,142   $ 3,760,000    120,690  $ 4,511,000      78,333  $ 4,699,000
                              ============ =============== =========== ============= ========== ============ ==========  ===========

Net income

Preferred Stock Dividends

Contribution to 401(k) Plan         2,460

Issuance of Series C
   Preferred Stock and
   related warrants                                                                                              21,667  $ 1,434,000

Issuance of options relating
   to FIL acquisition

                              ------------ --------------- ----------- ------------- ---------- ------------ ----------  -----------
Balance, November 27, 1999     16,771,319       $ 168,000     537,142   $ 3,760,000    120,690  $ 4,511,000     100,000  $ 6,133,000
                              ============ =============== =========== ============= ========== ============ ==========  ===========

                                                   RELATED
                                  ADDITIONAL        PARTY        ACCUMULATED
                               PAID-IN-CAPITAL   RECEIVABLES       DEFICIT
                               ----------------- ------------- ----------------
Balance, August 28, 1999*          $ 12,841,000  $ (2,365,000)   $ (14,883,000)
                                ================ ============= ================

Net income                                                             386,000

Preferred Stock Dividends                                             (108,000)

Contribution to 401(k) Plan

Issuance of Series C
   Preferred Stock and
   related warrants                     185,000                       (341,000)

Issuance of options relating
   to FIL acquisition                   401,000

                                ---------------- ------------- ----------------
Balance, November 27, 1999         $ 13,427,000  $ (2,365,000)   $ (14,946,000)
                                ================ ============= ================

*  Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED
                                                                -----------------------------
                                                                NOVEMBER 27,     NOVEMBER 28,
                                                                    1999             1998
                                                                ------------     ------------
Cash flows from operating activities
    Net income .............................................    $    386,000     $    224,000
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Depreciation and amortization ........................         377,000          434,000
      Provision for losses on accounts receivable ..........         193,000          273,000
      Provision for inventory allowances ...................         125,000          130,000
      Amortization of warrant valuation ....................           3,000           28,000
      Amortization of deferred loan costs ..................          66,000           64,000
      Change in operating assets and liabilities:
         Accounts receivable ...............................      (1,959,000)      (2,042,000)
         Accounts receivable affiliates ....................        (117,000)            --
         Inventories .......................................      (1,611,000)      (1,970,000)
         Other current assets ..............................        (220,000)         (70,000)
         Accounts payable ..................................        (477,000)        (501,000)
         Accrued expenses ..................................         649,000          149,000
                                                                ------------     ------------
      Net cash provided by (used in) operating activities ..      (2,585,000)      (3,281,000)
                                                                ------------     ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Capital expenditures ...................................        (312,000)        (266,000)
    Investment in business acquisition; net of cash acquired        (579,000)            --
                                                                ------------     ------------
      Net cash used in investing activities ................        (891,000)        (266,000)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Book overdraft .........................................            --             58,000
    Repayment of revolving credit facility .................     (16,976,000)     (12,664,000)
    Borrowings under revolving credit facility .............      19,086,000       11,714,000
    Proceeds from long-term debt ...........................         547,000          380,000
    Principal payments under long-term debt ................        (365,000)        (205,000)
    Principal payments on capital leases ...................         (34,000)         (32,000)
    Issuance of Preferred Stock Series C ...................       1,300,000        4,699,000
    Payment of issuance costs for Preferred Stock Series C .         (22,000)        (334,000)
    Payment of dividends on Preferred Stock Series C .......        (108,000)         (94,000)
                                                                ------------     ------------
      Net cash provided by (used in) financing activities ..       3,428,000        3,522,000
                                                                ------------     ------------
NET INCREASE (DECREASE) IN CASH ............................         (48,000)         (25,000)
CASH AT BEGINNING OF PERIOD ................................          90,000           66,000
                                                                ------------     ------------
CASH AT END OF PERIOD ......................................    $     42,000     $     41,000
                                                                ============     ============

Supplemental disclosure of noncash financing and investing activities:

    FIRST QUARTER 1999
    The Company purchased all of the capital stock of FIL for $758,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                                $ 10,923,000
      Value of options issued                                      $ (307,000)
      Cash paid for the capital stock                                (758,000)
                                                                   -----------
         Liabilities assumed                                       $ 9,858,000

    FIRST QUARTER 1998
    A non-cash increase in property and equipment and obligations under capital lease of $250,000.

     See accompanying notes to unaudited consolidated financial statements.

                       TRISTAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 27, 1999

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

The accompanying unaudited consolidated financial statements include the accounts of Tristar Corporation and its subsidiaries. Effective November 1, 1999, the Company, through a newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA") acquired Fragrance Impressions Limited (See Note 9 of the Notes to Consolidated Financial Statements for further details).

Certain prior period amounts have been reclassified to conform to the current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 27, 1999, are not necessarily indicative of the results that may be expected for the year ending August 26, 2000.

NOTE 2: EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                                      THIRTEEN WEEKS ENDED
                                                                   -----------------------------
                                                                   NOVEMBER 27,     NOVEMBER 28,
                                                                       1999             1998
                                                                   ------------     ------------
Basic EPS:

      Net loss applicable to common stock .....................    $   (166,000)    $   (624,000)

      Weighted-average number of common shares outstanding ....      16,769,724       16,761,493
                                                                   ------------     ------------

Basic EPS .....................................................    $       (.01)    $       (.04)
                                                                   ============     ============

Diluted EPS (1):
      Net loss applicable to common stock .....................    $   (166,000)    $   (624,000)

      Weighted-average number of common shares outstanding ....      16,769,724       16,761,493

      Add:  effects of assumed exercise of options and warrants
         Exercise of stock options ............................               _                _


         Exercise of warrants .................................               _                _
                                                                   ------------     ------------

         Weighted-average number of common shares outstanding
         plus shares from assumed exercise of options and
         warrants .............................................      16,769,724       16,761,493
                                                                   ------------     ------------

Diluted EPS ...................................................    $       (.01)    $       (.04)
                                                                   ============     ============

1. Dilutive EPS equals basic EPS for the thirteen week periods ended November 27, 1999 and November 28, 1998, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3: INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                                            November 27,            August 28,
                                                1999                   1999
                                            ------------           ------------
Raw materials ....................          $  6,332,000           $  4,183,000

Work-in-process ..................               905,000                630,000

Finished goods ...................             7,632,000              5,395,000
                                            ------------           ------------

                                              14,869,000             10,208,000

Reserves for market
valuation ........................              (950,000)              (305,000)

LIFO valuation
allowance ........................              (372,000)              (372,000)
                                            ------------           ------------

                                            $ 13,547,000           $  9,531,000
                                            ============           ============

NOTE 4: CREDIT AGREEMENT BORROWINGS

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 9 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At November 27, 1999, the Revolving Credit bore interest at rates of 9.87% and 9.03%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of November 27, 1999 approximated $751,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate ( 8.37% at November 27, 1999) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January

1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.37% at November 27, 1999) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of November 27, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,072,000; principal payments are currently set at the rate of $65,190 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. At November 27,1999, the Credit Agreement contained a restrictive financial covenant relative to Minimum Tangible Net Worth. The Company was in violation of such covenant as of November 27, 1999 and was granted a waiver by the lender. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 9 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 are to be determined and subsequently agreed upon. Additional covenants limit borrowings, asset sales and dividends.

NOTE 5: SUBORDINATED DEBT

Subordinated debt consists of the following:
--------------------------------------------------------------------------------
                                                                   NOVEMBER 27,
                                                                       1999
                                                                    -----------
Notes to selling shareholders; senior subordinated debt;
interest at prime; principle and interest payable in
quarterly installments ........................................     $ 3,050,000

Notes to key employees for change in control; senior
subordinated debt; interest at 7 1/2 %; principle and
interest payable in quarterly installments ....................         410,000

Notes to consultant; senior subordinated debt; interest at
prime; principle and interest payable in quarterly
installments ..................................................         350,000

Notes to creditor; senior subordinated debt; interest at
prime; principle and interest payable in quarterly
installments ..................................................         599,000

Notes payable - other; senior subordinated debt;
interest at prime and non-interest bearing; principle
payments quarterly and annually, interest is payable
quarterly .....................................................         139,000
                                                                    -----------


Total subordinated debt .......................................     $ 4,548,000

Less: current portion of subordinated debt ....................      (1,293,000)
                                                                    -----------

Total subordinated debt less current portion ..................     $ 3,255,000
                                                                    ===========

--------------------------------------------------------------------------------

NOTE 6: LITIGATION AND CONTINGENCIES

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

NOTE 7: RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at November 27, 1999 and August 28, 1999.

-------------------------------------------------------------------------------
                                                   NOVEMBER 27,     AUGUST 28,
                                                      1999             1999
                                                   -----------      -----------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties ....     $ 4,705,000      $ 4,568,000


Offset amount ................................        (470,000)        (450,000)
                                                   -----------      -----------

Net related parties receivables ..............     $ 4,235,000      $ 4,118,000
                                                   ===========      ===========



ACCOUNTS PAYABLE:


Total accounts payable-related parties .......     $ 4,005,000      $ 3,966,000



Offset amount ................................        (470,000)        (450,000)
                                                   -----------      -----------

Net related parties payables .................     $ 3,535,000      $ 3,516,000
                                                   ===========      ===========

--------------------------------------------------------------------------------

Certain related party accounts receivable balances will not be collected in the normal course of business. Accordingly, outstanding balances totaling $2,365,000 have been reclassified to shareholder's equity at November 27, 1999. These receivables will be settled in fiscal 2000 through a redemption of preferred stock controlled by the related parties.

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the thirteen week period ended November 27, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $816,000 and $1,376,000, respectively.

During the thirteen week period ended November 27,1999, and for the comparable period in fiscal 1998, the Company sold products to Sheth Group affiliates in the amounts of approximately $661,000 and $607,000, respectively.

NOTE 8: SALE OF WHOLLY OWNED MEXICAN SUBSIDIARY

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

NOTE 9: PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED ("FIL")

On November 15, 1999, Tristar Corporation (the "Company"), and its newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA"), entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. The Notes are subject to post closing adjustment to the outstanding principle balance, based upon sales achievement during the next two calendar years. In connection with the FIL acquisition, the Company assumed and entered into other notes payable with key employees and consultants for change in control and other liabilities amounting to $1,498,000 (See Note 5 of Notes to Consolidated Financial Statements). Cash used to finance this transaction was derived from the sale of 21,667 shares of Series C Preferred Stock in October 1999 (See Note 10 of the Notes to Consolidated Financial Statements). The consideration paid by Tristar USA was arrived at through negotiations between the Company, Tristar USA, and FIL and was based on a variety of issues, including without limitation, earnings and revenue, the value of goodwill and the nature of alternative designer fragrance, cosmetic and bath and body industry.

The acquisition of FIL has been treated as a purchase acquisition for accounting purposes. Accordingly, net assets acquired have been adjusted to fair value as appropriate. The excess of the purchase price over the related fair value of net assets acquired of approximately $5.4 million has been recorded as goodwill to be amortized over 20 years.

NOTE 10: ISSUANCE OF SERIES C PREFERRED STOCK

Effective September 3, 1998, the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share.

 In addition, the Company issued warrants to purchase 125,000 shares of Common Stock at a price of between $4.00 and $6.28 per share. The Company received proceeds of approximately $4,700,000 in such private placement.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $ 108,000 were paid in cash on the Series C Preferred Stock during the thirteen period ended November 27, 1999. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

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

Effective October 14, 1999, the Company completed a second private placement whereby it sold an additional 21,667 shares of Series C Preferred Stock to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 common shares at a conversion price of $5.44 per share.

On October 14, 1999, the date of the issuance of 21,667 shares of the Series C Preferred Stock, the closing bid price of the Company's common stock as reported by NASDAQ was $6.00. The Series C Preferred Stock conversion ratio was based on a $5.44 conversion price resulting in a beneficial conversion feature of $133,887.

In connection with this private placement, the Company issued warrants to purchase an aggregate of 60,000 shares of common stock at $4.75 per share.

The common stock warrants issued to the holders of the Series C Preferred Stock were valued at $184,425 utilizing the Black Scholes Method. Additionally, the Company incurred issuance costs of $22,000 in connection with the Series C Preferred Stock sale. The beneficial conversion, the value of common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to accumulated deficit and have been reflected as a reduction in net income applicable to common stock.

NOTE 11: SERIES A AND B PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of Trimex Stock (See Note 8 of the Notes to Consolidated Financial Statements). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended November 27, 1999, totaling approximately $ 103,000 have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,147,000 at November 27, 1999.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIODS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998

Results of operations for the thirteen week period ended November 27, 1999 include the acquisition of Fragrance Impressions Limited ("FIL") effective November 1, 1999 (See Note 9 of the Notes to Consolidated Financial Statements).

For the thirteen week period ended November 27, 1999, the Company recorded consolidated net income of $386,000 compared to consolidated net income of $224,000 for the thirteen week period ended November 28, 1998. The November 27, 1999 fiscal year results improved significantly over the comparable prior year period despite lower sales. Reduced cost of sales resulting from increased efficiencies in operations as well as lower selling, general and administrative expenses ("SG&A"), mainly contributed to the improvement. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded a net loss applicable to common stock of $166,000 or $.01 per diluted share and $624,000 or $.04 per diluted share for the related thirteen week periods ended November 28, 1999 and November 29, 1998, respectively.

NET SALES

Net sales were $13,464,000 for the thirteen week period ended November 27, 1999, a decrease of 10.7% versus net sales of $15,075,000 for the comparable period in fiscal 1998. The decline in the thirteen week period ended November 27, 1999 was primarily due to volume decreases in the Latin America and U.S. wholesale markets in the Royal Selections fragrance line, and the combined U.S. chain, specialty chain and mass merchandising channel in the Regal and Euro Collections lines. As well, approximately 5% of the sales decline is attributed to the disposal of the Company's wholly owned subsidiary in Mexico (See Note 8 of the Notes to Consolidated Financial Statements). This decline was partially offset by volume increases associated with the recent FIL acquisition (See Note 9 of the Notes to

Consolidated Financial Statements), volume increases in the U.S. wholesale markets particularly in the new Royal Selections Crown II Series fragrance line and U.S. chain, specialty chain and mass merchandising channel in the Euro Garden Collections line.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended November 27, 1999, the Company experienced a decline mainly in the Latin America, U.S. wholesale markets and combined U.S. chain, specialty chain and mass merchandising channel. As well, sales were lower as a result of the disposal of the Company's wholly owned subsidiary in Mexico (See Note 8 of the Notes to the Consolidated Financial Statements). The U.S. wholesale and Latin America channels continue to experience significant turmoil relating to instability in overall financial conditions existing in the world's emerging markets.

NET SALES - RELATED PARTIES

In the thirteen week period ended November 27, 1999, sales to affiliates of the Sheth Group was $661,000, compared with $607,000 for the same period in fiscal 1998.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates. During the thirteen week period ended November 27, 1999, and for the comparable period in fiscal 1998, the Company purchased approximately $816,000 and $1,376,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended November 27, 1999 and November 28, 1998 was $4,298,000 or 31.9% of sales and $4,469,000 or 29.6%
of sales, respectively. The Company's gross profit was favorably impacted by increased efficiencies in operations and a favorable product mix involving increased sales of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended November 27, 1999 was $3,455,000, a decrease of 11.2% versus $3,891,000 for the comparable period ended November 28, 1998. The favorable decrease in SG&A related primarily to restructuring of business processes and expense levels together with staff realignment. In addition, a portion of the SG&A decrease resulted from the sale of the Company's wholly owned subsidiary in Mexico (See Note 8 of the Notes to Consolidated Financial Statements). As a percentage of sales, SG&A was 25.7% and 25.8% for the thirteen week periods ended November 27, 1999 and November 28, 1998, respectively.

NON-OPERATING INCOME OR EXPENSE

Interest expense increased when comparing the thirteen week period of fiscal 1999 to the same period of fiscal 1998 as a result of higher revolving credit borrowings in the current fiscal period. Other expense increased in the thirteen week periods ended November 27,1999 as compared with the same period in fiscal 1998 due mainly to a increase in foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from a revolving line of credit (See Note 4 of the Notes to Consolidated Financial Statements).

OPERATING ACTIVITIES
Operations in the thirteen week period ended November 27, 1999, used $2,585,000 in cash primarily due to increases in accounts receivable and inventory, a decrease in accounts payable offset by net income and an increase in accrued expenses.

Accounts receivable increased mainly due to slower collections primarily due to Latin America customers and extended terms given to related parties. Inventory increased primarily due to reduced sales levels. Accounts payable decreased as the Company made payments to related parties and certain vendors, bringing those accounts closer to normal terms.

INVESTING ACTIVITIES

Capital expenditures during the thirteen week period was $312,000, consisting primarily of investments in production related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 2000 are expected to approximate the fiscal 1999 level with the major portion being devoted to manufacturing equipment to enable the Company to enhance its capacity, efficiency and level of customer service. In addition, the Company utilized $579,000 in cash in connection with the recent FIL acquisition.

FINANCING ACTIVITIES

During the thirteen week period ended November 27, 1999, net cash provided by financing activities amounted to $3,428,000. Of this amount, borrowings under revolving credit increased by $2,110,000 and the Company received proceeds from the sale of Series C Preferred stock of $1,300,000.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 9 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At November 27, 1999, the Revolving Credit bore interest at rates of 9.87% and 9.03%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory as defined in the agreement. Remaining availability under the line as of November 27, 1999 approximated $751,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.37% at November 27, 1999) plus 2.00%. Principal payments on the Term Loan will equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.37% at November 27, 1999) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of November 27, 1999, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,072,000; principal payments are currently set at the rate of $65,190 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. At November 27, 1999, the Credit Agreement contained a restrictive financial covenant relative to Minimum Tangible Net Worth. The Company was in violation of such covenant as of November 27, 1999 and was granted a waiver by the lender. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 9 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 are to be determined and subsequently agreed upon. Additional covenants limit borrowings, asset sales and dividends.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These amounts are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's principal lender in connection with the existing Credit Agreement. During the thirteen week period ended November 27, 1999, the Company paid $108,000 in dividends to the holders of the Series C Preferred Stock.

The Company believes the lines of credit, together with cash generated by operations should provide sufficient cash to meet the requirements of the Company for fiscal 2000.

Effective September 3, 1998, the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share. In addition, the company issued a warrant to purchase 125,000 shares of common stock at an exercise price of between $4.00 to $6.28 per share. The Company received proceeds of approximately $4,700,000 for such private placement.

The holder of the Series C Preferred Stock is entitled to receive a cumulative cash dividend of $4.80 per annum. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $108,000 were paid in cash on the Series C Preferred Stock during the thirteen week period ended November 27, 1999. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

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

Effective October 14, 1999, the Company completed a second private placement whereby it sold an additional 21,667 shares of the Series C Preferred Stock to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 common shares at a conversion price of $5.44 per share.

On October 14, 1999, the date of the issuance of 21,667 shares of the Series C Preferred Stock, the closing bid price of the Company's common stock as reported by NASDAQ was $6.00. The Series C Preferred Stock conversion ratio was based on a $5.44 conversion price resulting in a beneficial conversion feature of $133,887.

In connection with this private placement, the Company issued warrants to purchase an aggregate of 60,000 shares of common stock at $4.75 per share.

The common stock warrants issued to the holders of the Series C Preferred Stock were valued at $184,425 utilizing the Black Scholes Method. Additionally, the Company incurred issuance costs of $22,000 in connection with the Series C Preferred Stock sale. The beneficial conversion, the value of common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to accumulated deficit and have been reflected as a reduction in net income applicable to common stock.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary (See Note 8 of the Notes to Consolidated Financial Statements). Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended November 27, 1999 of approximately $103,000, have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,147,000 at November 27, 1999.

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

Hardware compliance testing has been completed. Certain computer and equipment with non-compliant code and real-time clocks were identified and have either been replaced or upgraded. Two key phone switches, voice mail systems, time clocks, and networking equipment have been certified Y2K compliant. Manufacturing facilities have been closely examined and no Y2K remediation has been necessary.

The Company conducts electronic data interchange (EDI) with its trading partners using version 4010, a Y2K compliant standard. Y2K readiness certifications have been received from these trading partners in addition to certifications from key vendors, customers, service suppliers, phone, electric, and water utilities.

The Company has allocated human resources as appropriate within its Information Systems group to coordinate activities to obtain compliance. To date $101,000 has been spent on Y2K remediation, primarily for software upgrades, professional services and hardware replacements.

The Company at the present time has not experienced any significant year 2000 issues. While the Company believes it has taken appropriate action to minimize disruptions related to Y2K issues, there are no absolute assurances that the Company will not be impacted in some way. The Company has relied in part on representations of third party vendors including computer hardware and software providers, raw material vendors, and service providers. Contingency plans have been developed to address potential external supply chain disruptions as well as internal Y2K related failures. These contingencies include, but are not limited to, stockpiling raw materials, identifying alternative sources of goods and services, alternate manufacturing processes, production of manual inventory and work order reports, and work stoppages. In the event contingency plans must be deployed, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is unable to predict.

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

The Company's short term and long term debt at November 27, 1999 bears interest at variable rates (See Note 4 of the Notes to Consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at November 27, 1999 would result in an approximate $225,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of November 27, 1999.

The Company's direct exports comprise approximately 31% of net sales for the thirteen week period ended November 27, 1999. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 6 of the Notes to the Consolidated Financial Statement.

ITEM 2.  CHANGES IN SECURITIES

      (a) Not applicable

      (b) Not applicable

      (c) On November 15, 1999, the Company and its newly formed wholly owned subsidiary, Tristar USA, Inc. completed the acquisition of Fragrance Impressions Limited, a Connecticut Corporation ("FIL"). Under the terms of the acquisition agreement, FIL was merged into Tristar USA, Inc. which purchased all of the issued and outstanding common stock of FIL. Part of the consideration paid by the Company in this acquisition consisted of options to purchase up to an aggregate of 100,000 shares of the Company's common stock at a per share purchase price of $5.82 (the "Options"). The Options were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on certain representations and warranties of the former shareholders of FIL (the "Former Shareholders"), including, among other things, each of such Former Shareholders' ability to evaluate the merits and risks of an investment in the Options, each of such Former Shareholders' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Options were acquired solely for each of such Former Shareholders' own account for investment and not with a view to distribution.

      On October 14, 1999, the Company completed a private placement (the "Private Placement") whereby it sold 21,667 shares of Series C Preferred Stock to a private investor at a per share purchase price of $60.00 for a total offering price of $1,300,000.00. Each share of Series C Preferred Stock is convertible into common shares at a conversion price of $5.44 per share. In connection with the Private Placement, the Company issued to such private investor and its affiliate immediately exercisable warrants to purchase an aggregate of 60,000 shares of common stock at a per share purchase price of $4.75. The shares of Series C Preferred Stock and the warrants (the "Securities") issued pursuant to the Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of the Private Placement investors, including, among other things, each of such investors' ability to evaluate the merits and risks of an investment in the Securities, each of such investors' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Securities were acquired solely for each of such investors' own account for investment and not with a view to distribution.

      (d) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5.     OTHER INFORMATION

      Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         2.1 Plan of Merger and Acquisition Agreement dated effective November 1, 1999 by and among Tristar Corporation, Tristar USA, Inc. and Fragrance Impressions Limited (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 30, 1999).

         10.1 Form of Option Agreement Between Tristar Corporation and each of the former stockholders of Fragrance Impressions Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 30, 1999).

         10.2 Employment Agreement dated November 10, 1999 between Tristar USA, Inc. and Thomas E. McCann (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed November 30, 1999).

         *27.1    Financial Data Schedule.

(b)   Reports on Form 8-K

         Form 8-K filed November 30, 1999 reporting the acquisition of Fragrance Impressions Limited.

      ---------------------------
      *     FILED HEREWITH.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRISTAR CORPORATION
                                  (Registrant)

Date: January 11, 2000  By: /s/ Richard R. Howard
      ----------------  -----------------------------------------------
                        RICHARD R. HOWARD
                        President and Chief Executive Officer
                        (Principal Executive Officer)


Date: January 11, 2000  By: /s/ Robert M. Viola
      ----------------  -----------------------------------------------
                        ROBERT M. VIOLA
                        Senior Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)