Form 10-Q
period 2000-02-26
TRISTAR CORP
filed 2000-04-11
CIK 737203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: FEBRUARY 26, 2000
                                                           -----------------
             -OR-

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

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


          105 S. ST. MARY'S STREET, SUITE 1800, SAN ANTONIO, TEXAS 78205
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (210) 402-2200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ ]                      No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             ON APRIL 11, 2000, THERE WERE OUTSTANDING 16,773,741 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                      PAGE
                                                                                                  ----------
Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets--February 26, 2000 and August 28, 1999.....................    3

           Consolidated statements of operations and comprehensive income--thirteen and twenty-
                  six week periods ended February 26, 2000 and February 27, 1999, respectively....    5

           Consolidated statement of shareholders' equity -- twenty-six week period
                  ended February 26, 2000.........................................................    6

           Consolidated statements of cash flows--twenty-six week periods ended
                  February 26, 2000 and February 27, 1999, respectively...........................    7

           Notes to consolidated financial statements--February 26, 2000..........................    8


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..   13

Item 3.    Qualitative and Quantitative Disclosure About Market Risk..............................   18

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings......................................................................   19

Item 2.    Changes in Securities..................................................................   19

Item 3.    Defaults Upon Senior Securities........................................................   19

Item 4.    Submission of Matters to a Vote of Security Holders....................................   19

Item 5.    Other Information......................................................................   19

Item 6.    Exhibits and Reports on Form 8-K.......................................................   19


SIGNATURES........................................................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                FEBRUARY 26,
                                                                   2000         AUGUST 28,
                        ASSETS                                  (UNAUDITED)       1999 *
                                                                -----------    -----------
Current assets:
  Cash .....................................................    $    98,000    $    90,000
  Accounts receivable, less allowance for doubtful accounts
    of $822,000 and $651,000, respectively .................     13,602,000     13,519,000
  Accounts receivable - related parties - net ..............      4,436,000      4,118,000
  Inventories ..............................................     12,724,000      9,531,000
  Other current assets .....................................        201,000         72,000
                                                                -----------    -----------

    Total current assets ...................................     31,061,000     27,330,000
                                                                -----------    -----------

Property, plant and equipment, less accumulated depreciation
  of $11,224,000 and $10,434,000 ...........................      8,628,000      8,364,000
                                                                -----------    -----------

Other assets:
  Goodwill, less accumulated amortization of $89,000 .......      5,141,000           --
  Other assets .............................................        511,000        435,000
                                                                -----------    -----------
    Total other assets .....................................      5,652,000        435,000
                                                                -----------    -----------

Total assets ...............................................    $45,341,000    $36,129,000
                                                                ===========    ===========

* Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                FEBRUARY 26,
                                                                                    2000          AUGUST 28,
         LIABILITIES AND SHAREHOLDERS' EQUITY                                    (UNAUDITED)        1999 *
                                                                                ------------     ------------
Current liabilities:
  Revolving credit agreement borrowings ....................................    $ 10,763,000     $  8,926,000
  Accounts payable--trade ..................................................       7,817,000        7,055,000
  Accounts payable--related parties - net ..................................       3,311,000        3,516,000
  Accrued interest expense-related party ...................................       1,731,000        1,731,000
  Other accrued expenses ...................................................       3,174,000        1,997,000
  Current portion of capital lease obligations .............................          71,000          132,000
  Current portion of long-term debt ........................................       1,582,000        1,283,000
  Current portion of subordinated debt .....................................       1,196,000             --
                                                                                ------------     ------------

    Total current liabilities ..............................................      29,645,000       24,640,000

Long-term debt, less current portion .......................................       2,608,000        2,738,000
Subordinated debt, less current portion ....................................       3,060,000             --
Obligations under capital leases, less current portion .....................          16,000           20,000
                                                                                ------------     ------------

   Total liabilities .......................................................      35,329,000       27,398,000
                                                                                ------------     ------------

Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares issued and outstanding ........................       3,760,000        3,760,000
    Series B, 120,690 shares issued and outstanding ........................       4,511,000        4,511,000
    Series C, 100,000 and 78,333 respectively, shares issued and outstanding       6,133,000        4,699,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,773,741 shares and 16,768,859 shares,
     respectively ..........................................................         168,000          168,000
  Additional paid-in-capital ...............................................      13,456,000       12,841,000
  Related party receivables ................................................      (2,740,000)      (2,365,000)
  Accumulated deficit ......................................................     (15,276,000)     (14,883,000)
                                                                                ------------     ------------

    Total shareholders' equity .............................................      10,012,000        8,731,000
                                                                                ------------     ------------

Total liabilities and shareholders' equity .................................    $ 45,341,000     $ 36,129,000
                                                                                ============     ============

*  Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                       THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                   -----------------------------     -----------------------------
                                                   FEBRUARY 26,     FEBRUARY 27,     FEBRUARY 26,     FEBRUARY 27,
                                                       2000             1999             2000             1999
                                                   ------------     ------------     ------------     ------------
Net sales .....................................    $ 13,624,000     $ 13,440,000     $ 27,087,000     $ 28,515,000

Cost of sales .................................       9,495,000        9,865,000       18,704,000       20,471,000
                                                   ------------     ------------     ------------     ------------

Gross profit ..................................       4,129,000        3,575,000        8,383,000        8,044,000

Selling, general and administrative expenses ..       3,799,000        3,746,000        7,254,000        7,665,000
                                                   ------------     ------------     ------------     ------------

Income (loss) from operations .................         330,000         (171,000)       1,129,000          379,000

Other income (expense):
    Interest expense ..........................        (523,000)        (307,000)        (944,000)        (638,000)
    Other expense .............................          14,000           (8,000)          25,000           (3,000)
                                                   ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes        (179,000)        (486,000)         210,000         (262,000)

Provision for income taxes ....................            --             24,000            3,000           24,000
                                                   ------------     ------------     ------------     ------------

Net income (loss) .............................        (179,000)        (510,000)         207,000         (286,000)
                                                   ------------     ------------     ------------     ------------

Less:
    Preferred stock dividends .................        (223,000)        (197,000)        (434,000)        (404,000)
    Beneficial conversion feature .............         (31,000)         (40,000)        (372,000)        (681,000)
                                                   ------------     ------------     ------------     ------------

Net loss applicable to common stock ...........    $   (433,000)    $   (747,000)    $   (599,000)    $ (1,371,000)
                                                   ============     ============     ============     ============

Loss per common share:

    Basic .....................................    $       (.03)    $       (.04)    $       (.04)    $       (.08)
                                                   ============     ============     ============     ============

    Diluted ...................................    $       (.03)    $       (.04)    $       (.04)    $       (.08)
                                                   ============     ============     ============     ============

Net income (loss) .............................    $   (179,000)    $   (510,000)    $    207,000     $   (286,000)

Other Comprehensive Income ....................            --               --               --               --
                                                   ------------     ------------     ------------     ------------

Comprehensive income (loss) ...................    $   (179,000)    $   (510,000)    $    207,000     $   (286,000)
                                                   ============     ============     ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(UNAUDITED)
                    TWENTY-SIX WEEKS ENDED FEBRUARY 26, 2000

                                                                                                         PREFERRED STOCK
                                                                 -------------------------------------------------------------
                                         COMMON STOCK                     SERIES A                           SERIES B
                                -----------------------------    ----------------------------     ----------------------------
                                   NUMBER                          NUMBER                            NUMBER
                                  OF SHARES         AMOUNT        OF SHARES         AMOUNT          OF SHARES        AMOUNT
                                ------------     ------------    ------------    ------------     ------------    ------------
Balance, August 28, 1999* ..      16,768,859     $    168,000         537,142    $  3,760,000          120,690    $  4,511,000
                                ============     ============    ============    ============     ============    ============

Net income .................

Preferred Stock C Dividends

Contribution to 401(k) Plan            4,882

Issuance of Series C
   Preferred Stock and
   related warrants ........

Issuance of options relating
   to FIL acquisition ......

Related party receivables ..

                                ------------     ------------    ------------    ------------     ------------    ------------
Balance, Febraury 26, 2000 .      16,773,741     $    168,000         537,142    $  3,760,000          120,690    $  4,511,000
                                ============     ============    ============    ============     ============    ============

                                     PREFERRED STOCK
                                ----------------------------
                                         SERIES C
                                ----------------------------                      RELATED
                                   NUMBER                        ADDITIONAL        PARTY          ACCUMULATED
                                 OF SHARES         AMOUNT     PAID-IN-CAPITAL    RECEIVABLES        DEFICIT
                                ------------    ------------    ------------    ------------     ------------
Balance, August 28, 1999* ..          78,333    $  4,699,000    $ 12,841,000    $ (2,365,000)    $(14,883,000)
                                ============    ============    ============    ============     ============

Net income .................                                                                          207,000

Preferred Stock C Dividends                                                                          (228,000)

Contribution to 401(k) Plan                                           29,000

Issuance of Series C
   Preferred Stock and
   related warrants ........          21,667       1,434,000         185,000                         (372,000)

Issuance of options relating
   to FIL acquisition ......                                         401,000

Related party receivables ..                                                        (375,000)

                                ------------    ------------    ------------    ------------     ------------
Balance, Febraury 26, 2000 .         100,000    $  6,133,000    $ 13,456,000    $ (2,740,000)    $(15,276,000)
                                ============    ============    ============    ============     ============

*  Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   TWENTY-SIX WEEKS ENDED
                                                                -----------------------------
                                                                 FEBRUARY 26,    FEBRUARY 27,
                                                                    2000            1999
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ......................................    $    207,000     $   (286,000)
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Depreciation .........................................         788,000          868,000
      Amortization of Goodwill .............................          89,000             --
      Amortization of discounts ............................          11,000             --
      Provision for losses on accounts receivable ..........         354,000          325,000
      Provision for inventory allowances ...................          58,000           11,000
      Issuance of stock in connection with 401(K) ..........          29,000           13,000
      Amortization of warrant valuation ....................           6,000           52,000
      Amortization of deferred loan costs ..................         140,000          127,000
      Change in operating assets and liabilities:
         Accounts receivable ...............................       1,798,000          167,000
         Accounts receivable affiliates ....................        (693,000)            --
         Inventories .......................................        (721,000)         717,000
         Other current assets ..............................        (226,000)         (80,000)
         Accounts payable ..................................      (1,461,000)      (2,497,000)
         Accrued expenses ..................................         960,000           17,000
                                                                ------------     ------------
      Net cash provided by (used in) operating activities ..       1,339,000         (566,000)
                                                                ------------     ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Capital expenditures ...................................        (565,000)        (509,000)
    Investment in business acquisition; net of cash acquired        (441,000)            --
                                                                ------------     ------------
      Net cash used in investing activities ................      (1,006,000)        (509,000)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Book overdraft .........................................            --           (334,000)
    Repayment of revolving credit facility .................     (31,248,000)      (4,746,000)
    Borrowings under revolving credit facility .............      30,103,000        2,126,000
    Proceeds from long-term debt ...........................         891,000          380,000
    Principal payments under long-term debt ................      (1,025,000)        (442,000)
    Principal payments on capital leases ...................         (65,000)         (64,000)
    Issuance of Preferred Stock Series C ...................       1,300,000        4,699,000
    Payment of issuance costs for Preferred Stock Series C .         (53,000)        (374,000)
    Payment of dividends on Preferred Stock Series C .......        (228,000)        (188,000)
                                                                ------------     ------------
      Net cash provided by (used in) financing activities ..        (325,000)       1,057,000
                                                                ------------     ------------
NET INCREASE (DECREASE) IN CASH ............................           8,000          (18,000)
CASH AT BEGINNING OF PERIOD ................................          90,000           66,000
                                                                ------------     ------------
CASH AT END OF PERIOD ......................................    $     98,000     $     48,000
                                                                ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                       TRISTAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 26, 2000

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

The accompanying unaudited consolidated financial statements include the accounts of Tristar Corporation and its subsidiaries. Effective November 1, 1999, the Company, through a newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA") acquired Fragrance Impressions Limited (See Note 8 of the Notes to Consolidated Financial Statements for further details).

Certain prior period amounts have been reclassified to conform to the current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 26, 2000, are not necessarily indicative of the results that may be expected for the year ending August 26, 2000.

NOTE 2: EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                                       THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                  -----------------------------     -----------------------------
                                                                  FEBRUARY 26,     FEBRUARY 27,     FEBRUARY 26,     FEBRUARY 27,
                                                                      2000             1999             2000             1999
                                                                  ------------     ------------     ------------     ------------
Basic EPS:

     Net loss applicable to common stock .....................    $   (433,000)    $   (747,000)    $   (599,000)    $ (1,371,000)

     Weighted-average number of common shares outstanding ....      16,771,931       16,763,845       16,770,828       16,762,669
                                                                  ------------     ------------     ------------     ------------

Basic EPS ....................................................    $       (.03)    $       (.04)    $       (.04)    $       (.08)
                                                                  ============     ============     ============     ============


Diluted EPS (1):
     Net loss applicable to common stock .....................    $   (433,000)    $   (747,000)    $   (599,000)    $ (1,371,000)

     Weighted-average number of common shares outstanding ....      16,771,931       16,763,845       16,770,828       16,762,669

     Add:  effects of assumed exercise of options and warrants
        Exercise of stock options ............................               _                _                _                _


        Exercise of warrants .................................               _                _                _                _
                                                                  ------------     ------------     ------------     ------------

        Weighted-average number of common shares outstanding
        plus shares from assumed exercise of options and
        warrants .............................................      16,771,931       16,763,845       16,770,828       16,762,669
                                                                  ------------     ------------     ------------     ------------
Diluted EPS ..................................................    $       (.03)    $       (.04)    $       (.04)    $       (.08)
                                                                  ============     ============     ============     ============

1. Dilutive EPS equals basic EPS for the thirteen and twenty-six week periods ended February 26, 2000 and February 27, 1999, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3: INVENTORIES


Inventory is stated at the lower of cost or market. The components of inventory are as follows:

          -----------------------------------------------------------------
                                        FEBRUARY 26,            AUGUST 28,
                                            2000                  1999
          -----------------------------------------------------------------

          Raw materials ............    $  6,094,000           $  4,183,000

          Work-in-process ..........         752,000                630,000

          Finished goods ...........       7,284,000              5,395,000
                                        ------------           ------------

                                          14,130,000             10,208,000

          Reserves for market
          valuation ................      (1,025,000)              (305,000)

          LIFO valuation
          allowance ................        (381,000)              (372,000)
                                        ------------           ------------

                                        $ 12,724,000           $  9,531,000
                                        ============           ============
          -----------------------------------------------------------------

NOTE 4: CREDIT AGREEMENT BORROWINGS

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 8 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At February 26, 2000, the Revolving Credit bore interest at rates of 9.73% and 9.38%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of February 26, 2000 approximated $2,584,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.73% at February 26, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January

1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.73 % at February 26, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of February 26, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,235,000 principal payments are currently set at the rate of $75,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. At February 26, 2000, the Company was not in violation of any restrictive financial covenant. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 8 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 have been agreed upon. Additional covenants limit borrowings, asset sales and dividends.

NOTE 5: SUBORDINATED DEBT

Subordinated debt consists of the following:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              FEBRUARY 26,     AUGUST 28,
                                                                                                 2000            1999
                                                                                              -----------     -----------
Notes to selling shareholders; senior subordinated debt; interest at prime; principle and
interest is payable in quarterly installments ............................................    $ 2,950,000               _

Notes to key employees for change in control; senior subordinated debt; interest at 7 1/2%;
principle and interest payable in quarterly installments .................................        376,000               _

Notes to consultant; senior subordinated debt; interest at prime; principle and interest
payable in quarterly installments ........................................................        321,000               _

Notes to creditor; senior subordinated debt; interest at prime; principle and interest
payable in quarterly installments ........................................................        536,000               _


Notes payable- other;  senior subordinated debt; interest at prime and non-interest
bearing; principle payments quarterly and annually, interest is payable quarterly ........         73,000               _
                                                                                              -----------     -----------

Total subordinated debt ..................................................................    $ 4,256,000               _

Less: current portion of subordinated debt ...............................................     (1,196,000)              _
                                                                                              -----------     -----------

Total subordinated debt less current portion .............................................    $ 3,060,000               _
                                                                                              ===========     ===========

-----------------------------------------------------------------------------------------------------------------------------------

NOTE 6: LITIGATION AND CONTINGENCIES

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 7: RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at February 26, 2000 and August 28, 1999.

-------------------------------------------------------------------------------

                                                   FEBRUARY 26,      AUGUST 28,
                                                      2000             1999
                                                   -----------      -----------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties ....     $ 4,926,000      $ 4,568,000


Offset amount ................................        (490,000)        (450,000)
                                                   -----------      -----------

Net related parties receivables ..............     $ 4,436,000      $ 4,118,000
                                                   ===========      ===========



ACCOUNTS PAYABLE:

Total accounts payable-related parties .......     $ 3,801,000      $ 3,966,000


Offset amount ................................        (490,000)        (450,000)
                                                   -----------      -----------

Net related parties payables .................     $ 3,311,000      $ 3,516,000
                                                   ===========      ===========

-------------------------------------------------------------------------------

Certain related party accounts receivable and accounts payable balances will not be settled in the normal course of business. Accordingly, net outstanding related party receivables totaling $2,740,000 have been reclassified to shareholder's equity at February 26, 2000. It is contemplated that such amount will be settled in fiscal 2000 through a redemption of preferred stock controlled by the Sheth Group.

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the twenty-six week period ended February 26, 2000, and for the comparable period in fiscal 1999, the Company purchased approximately $1,520,000 and $2,266,000, respectively.

During the twenty-six week period ended February 26, 2000, and for the comparable period in fiscal 1999, the Company sold products to Sheth Group affiliates in the amounts of approximately $1,417,000 and $ 1,881,000, respectively.

NOTE 8: PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED ("FIL")

On November 15, 1999, Tristar Corporation (the "Company"), and its newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA"), entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. The Notes are subject to post closing adjustments to the outstanding principle balance, based upon sales achievement during the next two calendar years. In connection with the FIL acquisition, the Company assumed and entered into other notes payable with key employees and consultants for change in control and other liabilities amounting to $1,498,000 (See Note 5 of the Notes to Consolidated Financial Statements). Cash used to finance this transaction was derived from the sale of 21,667 shares of Series C Preferred Stock in October 1999 (See Note 9 of the Notes to Consolidated Financial Statements). The consideration paid by Tristar USA was arrived at through negotiations between the Company, Tristar USA, and FIL and was based on a variety of issues, including without limitation, earnings and revenue, the value of goodwill and the nature of alternative designer fragrance, cosmetic and bath and body industry.

The acquisition of FIL has been treated as a purchase acquisition for accounting purposes. Accordingly, net assets acquired have been adjusted to fair value as appropriate. The excess of the purchase price over the related fair value of net assets acquired of approximately $5.2 million has been recorded as goodwill to be amortized over 20 years.

The following represents supplemental consolidated pro-forma information for the twenty-six weeks ended February 26, 2000 and February 27, 1999:

                                             2000             1999
                                          ----------       ----------

         Net Sales                        27,652,000       34,265,000

         Net Income                         (720,000)        (672,000)


NOTE 9: ISSUANCE OF SERIES C PREFERRED STOCK

In September 1998, the Company completed a private placement whereby it sold 78,333 share of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor. Effective October 14, 1999, the Company completed a second private placement whereby it sold an additional 21,667 shares of Series C Preferred Stock to a private investor for $60 per share.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $120,000 and $94,000 were paid on the Series C Preferred Stock for the thirteen week period ended February 26, 2000 and February 27, 1999, respectively. Dividends of approximately $228,000 and $188,000 were paid on the Series C Preferred

Stock for the twenty-six period ended February 26, 2000 and February 27, 1999, respectively. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

NOTE 10: SERIES A AND B PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of Trimex Stock relative to the Company's sale of its wholly owned Mexican subsidiary. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended February 26, 2000 and February 27, 1999 of approximately $103,000 and $103,000, and for the twenty-six week period then ended of approximately $206,000 and $216,000, have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,261,000 at February 26, 2000.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999

Consolidated results of operations for the thirteen and twenty-six week periods ended February 26, 2000 include the acquisition of Fragrance Impressions Limited ("FIL") effective November 1, 1999 (See Note 8 of the Notes to Consolidated Financial Statements).

For the thirteen week period ended February 26, 2000, the Company recorded consolidated net loss of $179,000 compared to consolidated net loss of $510,000 for the thirteen week period ended February 27, 1999 or a 65% improvement over the prior year despite relatively flat sales. The improved results were primarily due to reduced cost of sales as a result of continued efficiencies in operations, partially offset by increased interest expense associated with a higher level of borrowings. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded consolidated net loss applicable to common stock of $433,000 or $.03 per diluted share and $747,000 or $.04 per diluted share for the related thirteen week periods ended February 26, 2000 and February 27,1999, respectively.

For the twenty-six week period ended February 26, 2000, the Company recorded consolidated net income of $207,000 compared to consolidated net loss of $286,000 for the comparable period in 1999. The significant improvement versus the prior period was achieved despite lower sales and is the result of operational efficiencies, lower SG&A expenses partially offset by increased interest expense associated with increased borrowing levels. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded consolidated net loss applicable to common stock of $599,000 or $.04 per diluted share and $1,371,000 or $.08 per diluted share for the related twenty-six week periods ended February 26, 2000 and February 27,1999, respectively.

NET SALES

Net sales were $13,624,000 for the thirteen week period ended February 26, 2000, or slightly up versus net sales of $13,440,000 for the comparable period in fiscal 1999. For the twenty-six week period ended February 26, 2000, net sales were $27,087,000, a decrease of approximately 5 percent versus net sales of $28,515,000 for the twenty-six week period ended February 27, 1999. Net sales in the thirteen-week period ended February 26, 2000 were impacted by volume decreases in Latin America and U.S. wholesale market in the Royal selection fragrance line. This volume decline was offset by increased sales of Apple cosmetic pencils in the U.S. wholesale market and volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

The decline in net sales for the twenty-six week period ended February 26, 2000 was primarily due to volume decreases in Latin America and U.S. wholesale markets in the Royal Selections fragrance line and the combined U.S. chain, specialty chain, and mass merchandising channel in the Regal and Euro Collection lines. In addition, sales were lower over the prior period as a result of the Company's sale of its wholly owned Mexican subsidiary, effective November 29, 1998. This decline was partially offset by volume increases in the U.S. wholesale markets in the new Royal Selection Crown II Series fragrance line, U.S. chain, specialty chain and mass merchandising channel in the Euro Garden Collection line and Apple cosmetic pencils in the U.S. wholesale market as well as volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended February 26, 2000, net sales of the Company were up slightly over the prior period. Net sales increased over the prior period due to volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements). This increase was partially offset by a decline in the U.S. and Latin American wholesale channels which continue to experience significant financial and economic instability in the world's emerging markets.

For the twenty-six week period ended February 26, 2000 the Company experienced a decline over the prior period mainly in Latin American and U.S. wholesale markets and U.S. chain, specialty chain and mass merchandising channel. In addition, sales were lower over the prior period as a result of the Company's sale of its wholly owned Mexican subsidiary. The Company's sales decline was partially offset by volume increases associated with the acquisition of FIL (See
Note 8 of the Notes to Consolidated Financial Statements).

NET SALES - RELATED PARTIES

In the thirteen and twenty-six week period ended February 26, 2000, sales to affiliates of the Sheth Group was $756,000 and 1,417,000, respectively, compared with $1,274,000 and $1,881,000 for the same period in fiscal 1999.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates. During the twenty-six week period ended February 26, 2000, and for the comparable period in fiscal 1999, the Company purchased approximately $1,520,000 and $2,266,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended February 26, 2000 and February 27, 1999 was $4,129,000 or 30.3% of sales and $3,575,000 or 26.6%
of sales, respectively. The Company's gross profit for the thirteen week period was favorably impacted versus the prior year by increased efficiencies in operations and a favorable product mix involving increased sales of higher margin products.

For the twenty-six weeks ended February 26, 2000 and February 27, 1999, the Company's gross profit was $8,383,000, or 30.9% of sales and $8,044,000, or 28.2% of sales, respectively. The Company's gross profit for the twenty-six week period improved over the prior comparable period due to increased efficiencies in operations as well as an overall favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended February 26, 2000 was $3,799,000, or relatively flat versus $3,746,000 for the comparable period ended February 27, 1999. For the twenty-six weeks ended February 26, 2000 and February 27, 1999, SG&A was $7,254,000 and $7,665,000, respectively or a decrease of 5.4%. As a percent of sales, SG&A was 26.8% and 26.9%, for the twenty-six week periods respectively. The improvement in SG&A for the twenty-six week period was primarily due to restructuring of business processes and expense levels together with staff realignment. In addition, SG&A was lower as a result of the Company's sale of it's wholly owned subsidiary in Mexico which was effective November 29, 1998. The overall decrease in SG&A was partially offset by the inclusion of SG&A expenses associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

NON-OPERATING INCOME OR EXPENSE

Interest expense increased when comparing the thirteen and twenty-six week period of fiscal 2000 to the same period of fiscal 1999 as a result of higher revolving credit borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from a revolving line of credit (See Note 4 of the Notes to Consolidated Financial Statements).

OPERATING ACTIVITIES

Operations in the twenty-six week periods ended February 26, 2000, provided $1,339,000 in cash primarily due to net income as adjusted for non-cash items, decreases in accounts receivable and increases in accrued liabilities partially offset by an increase in inventory and a decrease in accounts payable.

Accounts receivable decreased mainly due to collection efforts and lower sales. Inventory increased primarily due to sales being lower than forecast. Accounts payable decreased as the Company made payments to related parties and certain vendors, bringing those accounts closer to normal terms. Accrued liabilities increased primarily due to returns and allowance provisions.

INVESTING ACTIVITIES

Capital expenditures during the twenty-six week periods were $565,000, consisting primarily of investments in production-related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 2000 are expected to approximate the fiscal 1999 level with the major portion being devoted to manufacturing equipment to enable the Company to enhance its capacity, efficiency and level of customer service. In addition, the Company utilized $441,000 in cash in connection with the recent FIL acquisition.

FINANCING ACTIVITIES

During the twenty-six week period ended February 26, 2000, net cash used by financing activities amounted to $325,000. Of this amount, cash was used for payment of long-term debt of $1,025,000, payment of dividends on Series C Preferred Stock of $228,000, and net borrowings under the revolving credit agreement of $1,145,000. The cash used was partially offset by proceeds from long-term debt of $891,000 and proceeds from the sale of Series C Preferred stock of $1,300,000.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 8 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At February 26, 2000, the Revolving Credit bore interest at rates of 9.73 % and 9.38 %, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory as defined in the agreement. Remaining availability under the line as of February 26, 2000 approximated $2,584,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.73% at February 26, 2000) plus 2.00%. Principal payments on the Term Loan will equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.73 % at February 26, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of February 26, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,235,000; principal payments are currently set at the rate of $75,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. At February 26, 2000, the Company was not in violation of any restrictive financial covenant. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 8 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 have been agreed upon. Additional covenants limit borrowings, asset sales and dividends.

The Company also purchases certain equipment, primarily office furniture, computer equipment and software, under long-term purchase agreements. These amounts are not material to the Company's cash flow. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's principal lender in connection with the existing Credit Agreement. During the twenty-six week period ended February 26, 2000, the Company paid $228,000 in dividends to the holders of the Series C Preferred Stock.

The Company believes the lines of credit, together with cash generated by operations should provide sufficient cash to meet the requirements of the Company for fiscal 2000.

In September 1998, the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor. Effective October 14, 1999, the Company completed a second private placement whereby it sold additional 21,667 shares of the Series C Preferred Stock to a private investor for $60 per share.

The holder of the Series C Preferred Stock is entitled to receive a cumulative cash dividend of $4.80 per annum. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $228,000 were paid in cash on the Series C Preferred Stock during the twenty-six week period ended February 26, 2000. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended February 26, 2000 and February 27, 1999 of approximately $103,000 and $103,000,respectively and for the twenty-six periods then ended of approximately $206,000 and $216,000, respectively have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,261,000 at February 26, 2000.

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cash flow of the Company.

The Company's short term and long term debt at February 26, 2000 bears interest at variable rates (See Notes 4 and 5 of the Notes to Consolidated Financial Statements). A one-percentage point increase in the effective interest rate on the debt based on amounts outstanding at February 26, 2000 result in an approximate $200,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of February 26, 2000.

The Company's direct exports comprise approximately 35 % of net sales for the twenty-six week periods ended February 26, 2000. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

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

(a)   Exhibits

         *27.1    Financial Data Schedule.



      ---------------------------
      *     FILED HEREWITH.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRISTAR CORPORATION
                                 (Registrant)



Date:  April 11, 2000            By: /s/ Richard R. Howard
       ------------------        ---------------------------
                                 RICHARD R. HOWARD
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:  April 11, 2000            By: /s/ Robert M. Viola
       ------------------        ---------------------------
                                 ROBERT M. VIOLA
                                 Senior Executive Vice-President and Chief
                                 Financial Officer (Principal Financial and
                                 Accounting Officer)