Form 10-Q
period 2000-05-27
TRISTAR CORP
filed 2000-07-11
CIK 737203

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MAY 27, 2000
                                                                 -------------
                         -OR-
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    13-3129318
-------------------------------               ---------------------------
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

            ON JULY 11, 2000, THERE WERE OUTSTANDING 16,776,115 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                          ------

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--May 27, 2000 and August 28, 1999 ....  3

        Consolidated statements of operations and comprehensive
          income--thirteen and thirty-nine week periods ended May 27,
          2000 and May 29, 1999, respectively ............................  5

        Consolidated statement of shareholders' equity -- thirty-nine week period ended May 27, 2000 ......................................  6

        Consolidated statements of cash flows--thirty-nine week periods ended May 27, 2000 and May 29, 1999, respectively ..............  7

        Notes to consolidated financial statements--May 27, 2000 .........  8


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................... 13

Item 3. Qualitative and Quantitative Disclosure About Market Risk ........ 18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................ 20

Item 2. Changes in Securities ............................................ 20

Item 3. Defaults Upon Senior Securities .................................. 20

Item 4. Submission of Matters to a Vote of Security Holders .............. 20

Item 5. Other Information ................................................ 20

Item 6. Exhibits and Reports on Form 8-K ................................. 20

SIGNATURES ............................................................... 21

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MAY 27,
                                                                   2000         AUGUST 28,
                       ASSETS                                   (UNAUDITED)       1999 *
                                                                -----------    -----------
Current assets:
  Cash .....................................................    $   321,000    $    90,000
  Accounts receivable, less allowance for doubtful accounts
    of $843,000 and $651,000, respectively .................     14,837,000     13,519,000
  Accounts receivable - related parties - net ..............      4,288,000      4,118,000
  Inventories-net ..........................................     13,773,000      9,531,000
  Other current assets .....................................        159,000         72,000
                                                                -----------    -----------

    Total current assets ...................................     33,378,000     27,330,000
                                                                -----------    -----------

Property, plant and equipment, less accumulated depreciation
  of $11,161,000 and $10,434,000 ...........................      8,639,000      8,364,000
                                                                -----------    -----------

Other assets:
  Goodwill, less accumulated amortization of $155,000 ......      5,079,000           --
  Other assets .............................................        412,000        435,000
                                                                -----------    -----------
    Total other assets .....................................      5,491,000        435,000
                                                                -----------    -----------

Total assets ...............................................    $47,508,000    $36,129,000
                                                                ===========    ===========


* Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                     MAY 27,
                                                                      2000           AUGUST 28,
     LIABILITIES AND SHAREHOLDERS' EQUITY                          (UNAUDITED)         1999 *
                                                                   ------------     ------------
Current liabilities:
  Revolving credit agreement borrowings .......................    $ 11,996,000     $  8,926,000
  Accounts payable--trade .....................................       8,476,000        7,055,000
  Accounts payable--related parties - net .....................       3,291,000        3,516,000
  Accrued interest expense-related party ......................       1,631,000        1,731,000
  Other accrued expenses ......................................       4,188,000        1,997,000
  Current portion of capital lease obligations ................          38,000          132,000
  Current portion of long-term debt ...........................       1,580,000        1,283,000
  Current portion of subordinated debt ........................       1,138,000             --
                                                                   ------------     ------------

    Total current liabilities .................................      32,338,000       24,640,000

Long-term debt, less current portion ..........................       2,230,000        2,738,000
Subordinated debt, less current portion .......................       2,886,000             --
Obligations under capital leases, less current portion ........          14,000           20,000
                                                                   ------------     ------------

   Total liabilities ..........................................      37,468,000       27,398,000
                                                                   ------------     ------------

Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares issued and outstanding ...........       3,760,000        3,760,000
    Series B, 120,690 shares issued and outstanding ...........       4,511,000        4,511,000
    Series C, 100,000 and 78,333 respectively, shares
      issued and outstanding ..................................       6,133,000        4,699,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,776,115 shares and
     16,768,859 shares, respectively ..........................         168,000          168,000
  Additional paid-in-capital ..................................      13,471,000       12,841,000
  Related party receivables ...................................      (2,740,000)      (2,365,000)
  Accumulated deficit .........................................     (15,263,000)     (14,883,000)
                                                                   ------------     ------------

    Total shareholders' equity ................................      10,040,000        8,731,000
                                                                   ------------     ------------

Total liabilities and shareholders' equity ....................    $ 47,508,000     $ 36,129,000
                                                                   ============     ============

*  Prepared from audited financial statements for the year ended August 28, 1999

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)


                                                       THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                      MAY 27,         MAY 29,          MAY 27,           MAY 29,
                                                       2000            1999             2000              1999
                                                   ------------     ------------     ------------     ------------

Net sales .....................................    $ 12,011,000     $ 13,436,000     $ 39,099,000     $ 41,951,000

Cost of sales .................................       8,194,000        9,835,000       26,899,000       30,216,000
                                                   ------------     ------------     ------------     ------------

Gross profit ..................................       3,817,000        3,601,000       12,200,000       11,735,000

Selling, general and administrative expenses ..       3,214,000        3,360,000       10,468,000       11,011,000
                                                   ------------     ------------     ------------     ------------

Income (loss) from operations .................         603,000          241,000        1,732,000          724,000

Other income (expense):
    Interest expense ..........................        (505,000)        (273,000)      (1,449,000)        (986,000)
    Amortization of warrants ..................            --            (24,000)            --            (76,000)
    Other income (expense) ....................          35,000           42,000           60,000           62,000
                                                   ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes         133,000          (14,000)         343,000         (276,000)

Provision for income taxes ....................            --            (24,000)           3,000             --
                                                   ------------     ------------     ------------     ------------

Net income (loss) .............................         133,000           10,000          340,000         (276,000)
                                                   ------------     ------------     ------------     ------------

Less:
    Preferred stock dividends .................        (223,000)        (197,000)        (657,000)        (601,000)
    Beneficial conversion feature .............            --               --           (372,000)        (681,000)
                                                   ------------     ------------     ------------     ------------
Net loss applicable to common stock ...........    $    (90,000)    $   (187,000)    $   (689,000)    $ (1,558,000)
                                                   ============     ============     ============     ============

Loss per common share:

    Basic .....................................    $       (.01)    $       (.01)    $       (.04)    $       (.09)
                                                   ============     ============     ============     ============

    Diluted ...................................    $       (.01)    $       (.01)    $       (.04)    $       (.09)
                                                   ============     ============     ============     ============

Net income (loss) .............................    $    133,000     $     10,000     $    340,000     $   (276,000)

Other Comprehensive Income ....................            --               --               --               --
                                                   ------------     ------------     ------------     ------------

Comprehensive income (loss) ...................    $    133,000     $     10,000     $    340,000     $   (276,000)
                                                   ============     ============     ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                      THIRTY-NINE WEEKS ENDED MAY 27, 2000


                                                                                                     PREFERRED STOCK
                                                                       -------------------------------------------------------------
                                            COMMON STOCK                          SERIES A                         SERIES B
                                      ----------------------------     ----------------------------     ----------------------------
                                        NUMBER                           NUMBER                           NUMBER
                                       OF SHARES          AMOUNT        OF SHARES         AMOUNT         OF SHARES         AMOUNT
                                      ------------     ------------    ------------    ------------     ------------    ------------
Balance, August 28, 1999* ........      16,768,859     $    168,000         537,142    $  3,760,000          120,690    $  4,511,000
                                      ============     ============    ============    ============     ============    ============

Net income .......................

Series C Preferred Stock Dividends

Contribution to 401(k) Plan ......           7,256

Issuance of Series C
   Preferred Stock and
   related warrants ..............

Issuance of options relating
   to FIL acquisition ............

Related party receivables ........
                                      ------------     ------------    ------------    ------------     ------------    ------------
Balance, May 27, 2000 ............      16,776,115     $    168,000         537,142    $  3,760,000          120,690    $  4,511,000
                                      ============     ============    ============    ============     ============    ============

                                      ----------------------------
                                                SERIES C
                                      ----------------------------                      RELATED
                                         NUMBER                        ADDITIONAL        PARTY         ACCUMULATED
                                        OF SHARES        AMOUNT      PAID-IN-CAPITAL  RECEIVABLES        DEFICIT
                                      ------------    ------------   ---------------  ------------     ------------
Balance, August 28, 1999* ........          78,333    $  4,699,000    $ 12,841,000    $ (2,365,000)    $(14,883,000)
                                      ============    ============    ============    ============     ============

Net income .......................                                                                          340,000

Series C Preferred Stock Dividends                                                                         (348,000)

Contribution to 401(k) Plan ......                                          44,000

Issuance of Series C
   Preferred Stock and
   related warrants ..............          21,667       1,434,000         185,000                         (372,000)

Issuance of options relating
   to FIL acquisition ............                                         401,000

Related party receivables ........                                                        (375,000)
                                      ------------    ------------    ------------    ------------     ------------     ------------
Balance, May 27, 2000 ............         100,000    $  6,133,000    $ 13,471,000    $ (2,740,000)    $(15,263,000)
                                      ============    ============    ============    ============     ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     THIRTY-NINE WEEKS ENDED
                                                                  -----------------------------
                                                                     MAY 27,          MAY 29,
                                                                      2000             1999
                                                                  ------------     ------------
Cash flows from operating activities
      Net income (loss) ......................................    $    340,000     $   (276,000)
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
           Depreciation ......................................       1,106,000        1,277,000
           Amortization of goodwill ..........................         156,000             --
           Provision for losses on accounts receivable .......         403,000          561,000
           Provision for inventory allowances ................         275,000             --
           Issuance of stock in connection with 401(K) .......          44,000           37,000
           Amortization of deferred loan costs ...............         213,000          135,000
           Other amorization costs ...........................          31,000           76,000
           Change in operating assets and liabilities:
                Accounts receivable ..........................         514,000         (615,000)
                Accounts receivable affiliates ...............        (545,000)         948,000
                Inventories ..................................      (1,987,000)            --
                Other current assets .........................        (163,000)         (35,000)
                Accounts payable .............................        (822,000)      (3,773,000)
                Accrued expenses .............................       1,869,000           24,000
                                                                  ------------     ------------
           Net cash provided by (used in) operating activities       1,434,000       (1,641,000)
                                                                  ------------     ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
      Capital expenditures ...................................        (894,000)        (786,000)
      Investment in business acquisition; net of cash acquired        (441,000)            --
                                                                  ------------     ------------
           Net cash used in investing activities .............      (1,335,000)        (786,000)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Book overdraft .........................................            --           (334,000)
      Repayment of revolving credit facility .................     (42,062,000)      (4,746,000)
      Borrowings under revolving credit facility .............      42,150,000        3,260,000
      Proceeds from long-term debt ...........................         891,000        1,039,000
      Principal payments under long-term debt ................      (1,646,000)        (642,000)
      Principal payments on capital leases ...................        (100,000)         (94,000)
      Issuance of Preferred Stock Series C ...................       1,300,000        4,699,000
      Payment of issuance costs for Preferred Stock Series C .         (53,000)        (373,000)
      Payment of dividends on Preferred Stock Series C .......        (348,000)        (282,000)
                                                                  ------------     ------------
           Net cash provided by (used in) financing activities         132,000        2,527,000
                                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH ..............................         231,000          100,000
CASH AT BEGINNING OF PERIOD ..................................          90,000           66,000
                                                                  ------------     ------------
CASH AT END OF PERIOD ........................................    $    321,000     $    166,000
                                                                  ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 27, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended May 27, 2000, are not necessarily indicative of the results that may be expected for the year ending August 26, 2000.

NOTE 2: EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                            THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                          MAY 27,           MAY 29,          MAY 27,         MAY 29,
                                                           2000              1999             2000            1999
                                                       ---------------------------------------------------------------
Basic EPS:

      Net loss applicable to common stock .........    $    (90,000)    $   (187,000)    $   (689,000)    $ (1,558,000)

      Weighted-average number of common shares
        outstanding ...............................      16,774,524       16,765,621       16,770,336       16,763,538
                                                       ---------------------------------------------------------------

Basic EPS .........................................    $       (.01)    $       (.01)    $       (.04)    $       (.09)
                                                       ===============================================================


Diluted EPS (1):
      Net loss applicable to common stock .........    $    (90,000)    $   (187,000)    $   (689,000)    $ (1,558,000)

      Weighted-average number of common shares
        outstanding ...............................      16,774,524       16,765,621       16,770,336       16,763,538

      Add:  effects of assumed exercise of options
        and warrants
         Exercise of stock options ................               _                _                _                _


         Exercise of warrants .....................               _                _                _                _
                                                       ---------------------------------------------------------------
         Weighted-average number of common
           shares outstanding plus shares from
           assumed exercise of options and warrants      16,774,524       16,765,621       16,770,336       16,763,538
                                                       ---------------------------------------------------------------
Diluted EPS .......................................    $       (.01)    $       (.01)    $       (.04)    $       (.09)
                                                       ===============================================================

1. Dilutive EPS equals basic EPS for the thirteen and thirty-nine week periods ended May 27, 2000 and May 29, 1999, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3: INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

              ----------------------------------------------------
                                       MAY 27,         AUGUST 28,
                                         2000             1999
              ----------------------------------------------------

              Raw materials .....    $  6,101,000     $  4,183,000

              Work-in-process ...         690,000          630,000

              Finished goods ....       8,118,000        5,395,000
                                     ------------     ------------
                                       14,909,000       10,208,000

              Reserves for market
                valuation .......        (755,000)        (305,000)

              LIFO valuation
                allowance .......        (381,000)        (372,000)
                                     ------------     ------------

                                     $ 13,773,000     $  9,531,000
                                     ============     ============
              ----------------------------------------------------

NOTE 4: CREDIT AGREEMENT BORROWINGS

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 8 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At May 27, 2000, the Revolving Credit bore interest at rates of 10.25 % and 10.03 %, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of May 27, 2000 approximated $1,235,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (9.25 % at May 27, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity. As of May 27, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,779,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (9.25 % at May 27, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of May 27, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $ 2,031,000; principal payments are currently set at the rate of $75,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 8 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 have been agreed upon. Additional covenants limit borrowings, asset sales and dividends. At May 27, 2000, the Company was in violation of the Fixed Charge covenant as a result of achieving net income slightly less than planned and has obtained a waiver from its lender.

NOTE 5: SUBORDINATED DEBT

Subordinated debt consists of the following (See Note 8 of the Notes to Consolidated Financial Statements):
--------------------------------------------------------------------------------
                                                                         AUGUST
                                                               MAY 27,     28,
                                                                2000      1999
                                                              ------------------
Notes to selling shareholders; senior subordinated debt;
interest at prime; principle
and interest is payable in quarterly installments ........    $2,843,000    --

Notes to key employees for change in control; senior
subordinated debt; interest at 71/2%; principle and
interest payable in quarterly installments ...............       324,000    --

Notes to consultant; senior subordinated debt; interest at
prime; principle and interest payable in quarterly
installments..............................................       277,000    --

Notes to creditor; senior subordinated debt; interest at
prime; principle and interest payable in quarterly
installments..............................................       509,000    --

Notes payable - other; senior subordinated debt; interest
at prime and non-interest bearing; principle payments
quarterly and annually, interest is payable quarterly ....        71,000    --
                                                              ------------------

Total subordinated debt ..................................    $4,024,000    --

Less: current portion of subordinated debt ...............    (1,138,000)   --
                                                              ------------------
Total subordinated debt less current portion .............    $2,886,000    --
                                                              ==================

--------------------------------------------------------------------------------

NOTE 6: LITIGATION AND CONTINGENCIES

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 7: RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due certain members and former members of the Company's Board of Directors, which result in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at May 27, 2000 and August 28, 1999.


--------------------------------------------------------------------------------

                                    MAY 27,      AUGUST 28,
                                     2000           1999
                                   ----------    ----------

ACCOUNTS RECEIVABLE:

Total accounts receivable-
  related parties .............    $4,766,000    $4,568,000

Offset amount .................      (478,000)     (450,000)
                                   ------------------------

Net related parties receivables    $4,288,000    $4,118,000
                                   ========================


ACCOUNTS PAYABLE:

Total accounts payable-
  related parties .............    $3,769,000    $3,966,000

Offset amount .................      (478,000)     (450,000)
                                   ------------------------

Net related parties payables ..    $3,291,000    $3,516,000
                                   ========================

--------------------------------------------------------------------------------

Certain related party accounts receivable and accounts payable balances will not be settled in the normal course of business. Accordingly, net outstanding related party receivables totaling $2,740,000 have been reclassified to shareholders' equity at May 27, 2000. It is contemplated that such amount will be settled in fiscal 2000 through a redemption of preferred stock controlled by the Sheth Group.

The Company purchases finished goods and fragrance product components from Sheth Group affiliates. During the thirty-nine week period ended May 27, 2000, and for the comparable period in fiscal 1999, the Company purchased approximately $2,017,000 and $ 3,027,000, respectively.

During the thirty-nine period ended May 27, 2000, and for the comparable period in fiscal 1999, the Company sold products to Sheth Group affiliates in the amounts of approximately $ 1,943,000 and $ 1,881,000, respectively.

NOTE 8: PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED ("FIL")

On November 15, 1999, Tristar Corporation (the "Company"), and its newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA"), entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. The Notes are subject to post closing adjustments to the outstanding principle balance, based upon sales achievement during the next two calendar years and other post acquisition review analytics relating to accounts receivable and inventory. As of May 27, 2000, the Company anticipates that additional purchase accounting reserves may be required which would reduce notes payable to selling shareholders.

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

The following represents supplemental consolidated pro-forma information for the thirty-nine weeks ended May 27, 2000 and May 29, 1999 assuming the FIL acquisition had occurred at the beginning of each respective period:

                                       2000                    1999
                                       ----                    ----

         Net Sales .............    39,664,000              49,570,000

         Net Loss ..............      (675,000)             (1,541,000)

         EPS ...................          (.04)                   (.09)

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

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $120,000 and $94,000 were paid on the Series C Preferred Stock for the thirteen week period ended May 27, 2000 and May 29, 1999, respectively.

Dividends of approximately $348,000 and $282,000 were paid on the Series C Preferred Stock for the thirty-nine week period ended May 27, 2000 and May 29, 1999, respectively. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

NOTE 10: SERIES A AND B PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the Company's sale of its wholly owned Mexican subsidiary. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended May 27, 2000 and May 29, 1999 of approximately $103,000 and $103,000, respectively, and for the thirty-nine week period then ended of approximately $309,000 and $319,000, respectively, have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,364,000 at May 27, 2000.

NOTE 11: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended in June 2000 by SFAS No. 137, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 137, effective August 27, 2000. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe," "continue," "estimate," "expect," "intend," "may,", "plan," "predict," "should," "will," and similar expressions, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this document are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in other of the Company's filings with the Commission including the Company's current report on Form 8-K dated June 7, 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED MAY 27, 2000 AND MAY 29, 1999

Consolidated results of operations for the thirteen and thirty-nine week periods ended May 27, 2000 include the acquisition of Fragrance Impressions Limited ("FIL") effective November 1, 1999 (See Note 8 of the Notes to Consolidated Financial Statements).

For the thirteen week period ended May 27, 2000, the Company recorded consolidated net income of $133,000 compared to consolidated net income of $10,000 for the thirteen week period ended May 29, 1999. The increase was primarily due to improved gross profit margins and overall lower selling, general and administrative expenses partially offset by increased interest expense associated with a higher level of borrowings and higher interest rates. After giving effect to preferred stock dividends, the Company recorded consolidated net loss applicable to common stock of $90,000 or $ .01 per diluted share and $187,000 or $ .01 per diluted share for the comparable thirteen week periods ended May 27, 2000 and May 29, 1999, respectively.

For the thirty-nine week period ended May 27, 2000, the Company recorded consolidated net income of $340,000 compared to consolidated net loss of $276,000 for the comparable period in 1999, improvement of $616,000. The significant improvement versus the prior period was achieved despite lower sales and is the result of operational efficiencies, lower SG&A expenses partially offset by increased interest expense associated with increased borrowing levels and higher interest rates. After giving effect to preferred stock dividends and the cost of beneficial conversion feature, the Company recorded consolidated net loss applicable to common stock of $689,000 or $.04 per diluted share and $1,558,000 or $.09 per diluted share for the related thirty-nine week periods ended May 27, 2000 and May 29, 1999, respectively.

NET SALES

Net sales were $12,011,000 for the thirteen week period ended May 27, 2000, versus net sales of $13,436,000 for the comparable period in fiscal 1999, a decrease of approximately 11 percent. For the thirty-nine week period ended May 27, 2000, net sales were $ 39,099,0000, a decrease of approximately 7 percent versus net sales of $41,951,000 for the thirty-nine week period ended May 29, 1999. Net sales in the thirteen-week period ended May 27, 2000 were impacted by volume decreases in U.S. wholesale market, mainly in the Royal Selections fragrance line. The volume decline was partially offset by increased sales in Latin America, mainly in the Royal Selections and Club Exclusive fragrance lines and volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

The decline in net sales for the thirty-nine week period ended May 27, 2000 was primarily due to volume decreases in Latin America and U.S. wholesale markets, mainly in the Royal Selections fragrance line and the combined U.S. chain, specialty chain, and mass merchandising channel in the Regal and Euro Collections lines. In addition, sales were lower over the prior period as a result of the Company's sale of its wholly owned Mexican subsidiary effective November 29, 1998. This decline was partially offset by volume increases in the U.S. wholesale market in the new Royal Selections Crown II Series fragrance line, U.S. chain, specialty chain and mass merchandising channel in the Euro

Garden line and Apple cosmetic pencils in the U.S. wholesale market as well as volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended May 27, 2000, net sales of the Company declined versus the prior period due to a decline in the U.S. wholesale channel partially offset by increases in Latin America and volume increases associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

For the thirty-nine week period ended May 27, 2000 the Company experienced a decline over the prior period mainly in Latin American and U.S. wholesale markets and U.S. chain, specialty chain and mass merchandising channel. In addition, sales were lower over the prior period as a result of the Company's sale of its wholly owned Mexican subsidiary. The Company's sales decline was partially offset by volume increases associated with the acquisition of FIL (See
Note 8 of the Notes to Consolidated Financial Statements).

NET SALES - RELATED PARTIES

In the thirteen and thirty-nine week period ended May 27, 2000, sales to affiliates of the Sheth Group were $525,000 and $1,943,000 respectively, compared with $1,274,000 and $1,881,000 for the same period in fiscal 1999.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates. During the thirty-nine week period ended May 27, 2000, and for the comparable period in fiscal 1999, the Company purchased approximately $2,017,000 and $ 3,027,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended May 27, 2000 and May 29, 1999 was $3,817,000 or 31.8 % of sales and $3,601,000 or 26.8% of sales, respectively. The Company's gross profit for the thirteen week period was favorably impacted versus the prior year by increased efficiencies in operations and a favorable product mix involving increased sales of higher margin products.

For the thirty-nine weeks ended May 27, 2000 and May 29, 1999, the Company's gross profit was $12,200,000, or 31.2 % of sales and $11,735,000, or 28% of sales, respectively. The Company's gross profit for the thirty-nine week period improved over the prior comparable period due to increased efficiencies in operations as well as an overall favorable product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended May 27, 2000 was $3,214,000, or relatively flat versus $3,360,000 for the comparable period ended May 29, 1999. For the thirty-nine weeks ended May 27, 2000 and May 29, 1999, SG&A was $10,468,000 and $11,011,000,
respectively, or a decrease of 4.9%. As a percent of sales, SG&A was 26.8% and 25% for the thirteen week periods and 26.8% and 26.2%, for the thirty-nine week periods, respectively. The improvement in SG&A for the thirty-nine week period was primarily due to restructuring of business processes and expense levels together with staff realignment. In addition, SG&A was lower for the thirty-nine week period as a result of the Company's sale of it's wholly owned subsidiary in Mexico which was effective November 29, 1998. The overall decrease in SG&A for the thirty-nine week period was partially offset by the inclusion of

SG&A expenses associated with the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements).

NON-OPERATING INCOME OR EXPENSE

Interest expense increased when comparing the thirteen and thirty-nine week period of fiscal 2000 to the same period of fiscal 1999 as a result of higher revolving credit borrowings largely relating to the FIL acquisition (See Note 8 of the Notes to Consolidated Financial Statements) and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently is obtaining its working capital from a revolving line of credit (See Note 4 of the Notes to Consolidated Financial Statements).

OPERATING ACTIVITIES

Operations in the thirty-nine week period ended May 27, 2000, provided $1,434,000 in cash primarily due to net income as adjusted for non-cash items, decreases in accounts receivable and increases in accrued liabilities partially offset by an increase in inventory and accounts receivable affiliates and a decrease in accounts payable.

Accounts receivable decreased mainly due to the sales decline. Inventory increased primarily due to sales being lower than forecast. Accounts payable decreased as the Company made payments to related parties and certain vendors, bringing those accounts closer to normal terms. Accrued liabilities increased primarily due to returns and allowance provisions.

INVESTING ACTIVITIES

Capital expenditures during the thirty-nine week period ended May 27, 2000, were $894,000, consisting primarily of investments in production-related machinery and equipment, facilities related items, and computer equipment. Capital expenditures in fiscal 2000 are expected to approximate the fiscal 1999 level with the major portion being devoted to manufacturing equipment to enable the Company to enhance its capacity, efficiency and level of customer service. In addition, the Company utilized $441,000 in cash in connection with the recent FIL acquisition.

FINANCING ACTIVITIES

During the thirty-nine week period ended May 27, 2000, net cash provided by financing activities amounted to $132,000. Of this amount, cash was used for payment of long-term debt of $1,646,000, payment of dividends on Series C Preferred Stock of $348,000 and net borrowings under the revolving credit agreement of $88,000. The cash used was partially offset by proceeds from long-term debt of $891,000 and proceeds from the sale of Series C Preferred stock of $1,300,000.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $15,100,000 of maximum borrowings; $10,600,000 and $4,500,000 of the Revolving Credit was allocated to support the requirements of Tristar Corporation and Tristar USA respectively (See Note 8 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although borrowings based on LIBOR, cannot exceed 60% of the total outstanding borrowings under the Revolving Credit). At May 27, 2000, the Revolving Credit bore interest at rates of 10.25% and 10.03%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory as defined in the agreement. Remaining availability under the line as of May 27, 2000 approximated $1,235,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The Credit Agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts upon the occurrence of certain events. Accordingly, all revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (9.25 % at May 27, 2000) plus 2.00%. Principal payments on the Term Loan will equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined in the Cap Ex Facility, must be applied to the Term Loan installments in the inverse order of maturity. As of May 27, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,779,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (9.25 % at May 27) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a five year amortization for borrowings made prior to October 4, 1998 and a three year amortization for borrowings made subsequent to October 4, 1998. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of May 27, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,031,000; principal payments are currently set at the rate of $75,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. New restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, reflective of consolidated Tristar Corporation and Tristar USA (See Note 8 of the Notes to Consolidated Financial Statements) for periods beyond November 1999 have been agreed upon. Additional covenants limit borrowings, asset sales and dividends. At May 27, 2000, the Company was in violation of the Fixed Charge covenant as a result of achieving net income slightly less than planned and has obtained a waiver from its lender.

The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's principal lender in connection with the existing Credit Agreement. During the thirty-nine week period ended May 27, 2000, the Company paid $348,000 in dividends to the holders of the Series C Preferred Stock.

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

The holder of the Series C Preferred Stock is entitled to receive a cumulative cash dividend of $4.80 per annum. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $348,000 were paid in cash on the Series C Preferred Stock during the thirty-nine week period ended May 27, 2000. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended May 27, 2000 and May 29, 1999 of approximately $103,000 and $103,000, respectively and for the thirty-nine week periods then ended of approximately $ 309,000 and $319,000, respectively have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $1,364,000 at May 27, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended in June 2000 by SFAS No. 137, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 137, effective August 27, 2000. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cash flow of the Company.

The Company's short term and long term debt at May 27, 2000 bears interest at variable rates (See Notes 4 and 5 of the Notes to Consolidated Financial Statements). A one-percentage point increase in the effective interest rate on the debt based on amounts outstanding at May 27, 2000 result in an approximate $200,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short term and long term debt as of May 27, 2000.

The Company's direct exports comprise approximately 34% of net sales for the thirty-nine week periods ended May 27, 2000. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               *27.1       Financial Data Schedule.

         (b)   Reports on Form 8-K

               The Form 8-K/A filed April 18, 2000, includes the financial statements, pro forma financial information and exhibits related to the acquisition of Fragrance Impressions Limited

         ---------------------------
            *     FILED HEREWITH.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISTAR CORPORATION
                                       (Registrant)



Date:  July 11, 2000               By: /s/ Richard R. Howard
       --------------------        -------------------------------------
                                           RICHARD R. HOWARD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  July 11, 2000               By: /s/ Robert M. Viola
       --------------------        -------------------------------------
                                           ROBERT M. VIOLA
                                           Senior Executive Vice-President and
                                             Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)