Form 10-Q/A
period 2000-02-26
TRISTAR CORP
filed 2000-07-19
CIK 737203

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: FEBRUARY 26, 2000
                                                            -----------------
             -OR-
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________.

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

                        Yes                      No      X
                            ----------              ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      ON APRIL 11, 2000, THERE WERE OUTSTANDING 16,773,741 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

      This Form 10-Q/A is filed with respect to that certain Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000 of Tristar Corporation filed with the Securities and Exchange Commission on April 11, 2000 (the "Form 10-Q"). Part II, Item 4 of the Form 10-Q is hereby amended and restated in its entirety.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held on February 3, 2000.

      (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Richard  P. Rifenburgh        Jay J. Sheth
                  Richard R. Howard             Robert A. Lerman
                  Viren S. Sheth

      (c) (1) The director's listed in item 4( b) above were elected by the following votes:

                                                               NUMBER OF VOTES
                    NAME              NUMBER OF VOTES FOR           WITHHELD

              Richard  P. Rifenburgh        16,711,770              30,778
              Richard R. Howard             16,711,770              30,778
              Viren S. Sheth                16,711,770              30,778
              Jay J. Sheth                  16,711,770              30,778
              Robert A. Lerman              16,711,770              30,778


            (2) Of the 16,742,548 shares voting at the meeting, 16,718,106 voted for the ratification of the appointment of the firm PricewaterhouseCoopers LLP as the Company's independent public accountants for fiscal 2000. The number of shares that voted against such ratification was 2,442, and no holders abstained from voting on this matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISTAR CORPORATION
                                         (Registrant)


Date: July 19, 2000                By: /s/ RICHARD R. HOWARD
                                      --------------------------------------
                                           RICHARD R. HOWARD
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: July 19, 2000                 By: /s/ ROBERT M. VIOLA
                                       -------------------------------------
                                            ROBERT M. VIOLA
                                            Senior Executive Vice-President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)