Form 10-K
period 2000-08-26
TRISTAR CORP
filed 2000-11-29
CIK 737203

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 26, 2000

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

           105 ST. MARY'S STREET, SUITE 1800, SAN ANTONIO, TEXAS 78205
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on November 27, 2000, as reported on the NASDAQ National Market System, was $23,285,505. As of November 27, 2000, the Registrant had outstanding 16,786,756 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe", "continue", "estimate", "expect", "intend", "may", "plan", "predict", "should", "will", and similar expression, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the basis for the assumptions upon which the forward-looking statements contained in this document are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the caption "Factors Affecting the Company's Business, Operating Results and Financial Condition", and elsewhere in this document. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; and other factors described in greater detail in this Form 10-K, the Company's current report on Form 8-K filed June 7, 2000, and in the Company's other filings with the Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

TRISTAR CORPORATION ("Tristar" or the "Company") is a Delaware corporation headquartered in San Antonio, Texas. The Company is principally engaged in developing, manufacturing, marketing and distributing value oriented designer alternative fragrances, complementary products to those fragrances, and cosmetic pencils in North and South America. The Company also manufactures and markets its own original fragrances in the form of contemporary botanical scents and lifestyle fragrances. The Company's fragrances are sold under the Fragrance Impressions Ltd. ("FIL"), Euro Collections ("Euro"), Euro Garden Collections ("Euro Garden"), Royal Selections ("Royal"), Regal Collections ("Regal"), Club Exclusif ("Club"), Premiere Editions ("Premiere") and American Dreams brands. The alternative designer fragrances are designed for consumers who desire a scent similar to an original designer fragrance but are unwilling or unable to pay the high prices of originals. The Company also markets eye and lip liner cosmetic pencils, mascara and other value oriented complementary cosmetic products, including high quality lipsticks that are alternatives to major prestige brands sold in department stores, priced at levels significantly lower than original designer brands. Cosmetics are primarily marketed under the Designer Classic Alternatives ("DCA"), Apple Pencil and Royal Selections lines. The Company currently conducts business utilizing its sales and distribution facilities in San Antonio, Texas, its state of the art manufacturing facility, a fragrance and cosmetic laboratory in Pleasanton, Texas, its FIL sales office in Bridgeport, Connecticut, its marketing headquarters in New York City, New York, and its corporate office and design studio in San Antonio, Texas.

The Company was incorporated in New York in 1982 and made an initial public offering of its common stock in 1984. In 1987, the Company was reincorporated in Delaware. The Company changed its name from Ross Cosmetics Distribution Centers, Inc. to Tristar Corporation in 1993.

The Company's major shareholder, the Core Sheth Family ("Sheth Group"), owns 73% of the Company's outstanding common stock. The Sheth Group is a significant manufacturer of lower priced, value oriented fragrances and cosmetic products. The Sheth Group is also a supplier of products and components to the Company's sales, distribution and manufacturing operations and a purchaser of the Company's products.

The Company purchases finished goods and components from Sheth Group affiliates. During fiscal 2000, 1999 and 1998 the Company purchased approximately $2,777,000, $2,979,000 and $4,227,000 respectively, of such products.

The Company sold products to Sheth Group affiliates in fiscal 2000, 1999 and 1998 of approximately $2,960,000, $5,418,000 and $6,557,000 respectively. As a percent of net sales, these amounts represent approximately 5% for 2000 and 10% for 1999 and 1998.

The Company's retail fragrance business in the United States was enhanced by the acquisition of FIL in November 1999. This further allowed Tristar to extend its market leadership position in alternative designer fragrance products, into the chain drug and supermarket channels.

      PRODUCTS

The Company's principal product category is fragrances with the balance consisting of cosmetics, cosmetic pencils, bath and toiletry products. The following table reflects the dominance of the fragrance category's contribution to the Company's net sales for the last three fiscal years:

==================================================================
PRODUCT CATEGORY       FISCAL 2000     FISCAL 1999     FISCAL 1998
------------------------------------------------------------------
FRAGRANCES                  83%             89%             88%
------------------------------------------------------------------
OTHER PRODUCTS              17%             11%             12%
==================================================================

In fiscal 2000, fragrance sales as a percentage of total sales declined in dollars when compared to fiscal 1999. A significant part of the Company's marketing strategy is to continue transitioning to a broader based distribution as well as to diversify its product mix into new growth categories within the cosmetic and toiletry segments of the market. In recent years there has been numerous new products introduced into the consumer marketplace which provide a fragrance experience different than that offered by traditional colognes and fragrances. This is manifested in the growth of the bath and body and skin care categories. The Company has been aggressively seeking out areas of opportunity in these segments during fiscal 2000 with its Euro Garden botanical collection. In additional, the Company introduced new cosmetic products under the Apple, Royal Selections and Regal brands which helped to further diversify its product portfolio. The Company also became a private label supplier for a nationally marketed cosmetic brand.

Additionally, the Company is building brand equity by allocating resources towards strengthening marketing support programs and value-added services. These efforts are aimed at creating consumer awareness and trial of its fragrance and cosmetic products at retail point-of-sale. Such activities include cooperative advertising, premium offers and merchandise displays.

                                  FRAGRANCES

The Company's marketing strategy for designer alternative fragrances and original fragrance scents addresses seven distinct segments of the fragrance market with seven separate product lines uniquely positioned to enable the Company to pursue customized marketing programs tailored to meet the specific needs of the different classes of trade:

o The Euro line is marketed in traditional mass, retail, and specialty retail chain stores in the United States, Canada and Latin America. Euro, first introduced in 1989, is the second largest fragrance brand of the Company and until fiscal 1996 had been the Company's principal product line for the wholesale class of trade. In August 1998 a trendy line extension, Euro Garden, was introduced with new original fragrances emulating "mother nature." Fragrances such as Peach, Pear, and Very Berry are believed to attract a younger teen audience market segment for the Company. Generally these younger consumers find nature-type fragrances more appealing than traditional designer alternative fragrances. In 1999, the Euro Garden brand was further extended into botanical scented hand and body lotions, and shower gels in order to capitalize on the growing bath category. The Company's Royal Selections brand, as discussed below, is now targeted to the wholesale market replacing Euro.

o In 1996, the Company launched a new line called Royal, designed to recapture a significant part of the wholesale trade class. Within one year, Royal became the largest brand in the Company and is today the overall market leader. This line set new standards in packaging and product innovation for the industry. Royal is competitively priced and couples that with quality packaging and merchandising support. In August 1999, the Company introduced Royal Selections Crown II Series into the U.S. wholesale marketplace. It represents the latest in design innovation and carries a higher price point than Royal Selections which is sold in international markets where there is more price sensitivity.

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

o In November 1999, the Company acquired Fragrance Impressions Limited. The FIL brand is the market leader in alternative designer fragrances in the chain drug channel of distribution and further bolstered the Company's overall market leadership position.

The Company believes that to successfully market a fragrance product line, one must identify a market niche and then fill that niche with a value-priced, quality product presented in attractive bottles, cartons and displays. All of the Company's major fragrance lines feature quality glass bottles, caps and collars designed in various unique shapes and styles. In addition, the Company's fragrances are packaged in colorful cartons technologically designed to appear attractive to the consumer. All fragrances are developed by the Company's expert perfumers either as alternatives to the most popular, nationally branded, designer fragrances or for customized original scents. Alternative designer fragrances are sold, however, at a fraction of the original designer fragrance's retail price to satisfy the needs of the consumers in specific niche markets. The Company's own original fragrances (non-designer alternative fragrances) are marketed and distributed in the U.S. and Latin America and other international markets. The majority of these are botanical fragrances, a growth niche targeted to a younger demographic consumer.

Prior to the introduction of new or improved fragrances, market evaluation and consumer testing is conducted by the Company with selective testing also done by independent outside laboratories. The Company believes that the success of these products is dependent on the Company correctly identifying the needs of a particular market niche and then, ultimately, on the consumers' acceptance of the product. Life cycles of products vary significantly, with some being successfully marketed for more than five years, whereas other products may fail to gain consumer acceptance and be discontinued within a shorter period of time. The Company believes that the success of the Company's products in the marketplace is largely dependent on the amount and quality of retail advertising and promotion original designers provide for their brands, the appeal of the scent itself and the merchandising and trial programs that the Company develops to accelerate consumer awareness.

Many of the Company's fragrance product lines have currently, or will have in the future, companion products, which are discussed below in "Other Products".

                                OTHER PRODUCTS

The Company markets numerous complementary products within various fragrance lines such as deodorant sticks, hand and body lotions, shower gels, body sprays, dusting powders, shaker talcs, trial/travel sizes, roll-on perfumes, body glitter and gift sets. In many cases, these companion products are marketed as designer alternatives and are value priced below the prices of the national brands.

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

The Apple line of lip and eyeliner cosmetic pencils that the Company manufactures is marketed and distributed in assorted colors and sizes principally to the wholesale class of trade.

New Regal blister packaged lip and eyeliner pencils are value priced and are targeted to budget conscious consumers who shop in retail outlets. These were introduced in June 1999. To enhance the Company's strong franchise in the wholesale sector, Royal Selections lip and eye pencils, and mascara were introduced. The Company believes it has increased opportunities to expand its color cosmetics business in both the retail and wholesale trade channels, and is actively developing new products to increase its permanent planogram and promotional business.

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

      CUSTOMERS

The Company distributes its products to more than 1,200 customers, including wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. These customers provide approximately 40,000 outlets for the Company's products. The Company markets its products through Company sales personnel located in various markets and through a network of independent sales representatives.

It is an industry practice in the United States for businesses that market fragrances, cosmetics and toiletry products to provide the right to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances made by the Company, net sales will be reduced when such fact becomes known.

The Company has invested heavily in developing the mature U.S. retail markets as well as the emerging mass markets in Latin America and other international markets. The Company believes that the customer base in these markets fits the Company's target customer profile and presents an opportunity for future growth.

The Company has focused the expansion of its customer base in the U.S. by creating and repositioning products to better meet the needs of its existing channels of distribution and in gaining entrance into certain new channels. The Company has strengthened its position in the U.S. markets by the recent (November 1999) acquisition of Fragrance Impressions Ltd. which markets fragrances through its complementary distribution network.

Sales to customers in the United States were $39,150,000, $35,282,000 and $37,993,000 for fiscal years 2000, 1999 and 1998, respectively. For those same fiscal years, $16,458,000 (30% of net sales), $20,712,000 (37% of net sales), and $29,690,000 (44% of net sales) respectively, were exported directly to foreign customers or sold through the Company's subsidiaries in Mexico and Brazil (prior to the disposition of the Company's Mexican and Brazilian subsidiaries discussed more fully in Notes 7 and 8 of the Notes to Consolidated Financial Statements). Certain of the sales to U.S. customers are ultimately resold outside of the U.S. The amount of these indirect export sales cannot be determined as the Company does not have access to its customers' sales information. As a significant portion of the Company's products are sold directly or indirectly into the Latin American market, there are certain factors such as local political and economic conditions that could have an adverse effect on these sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations (Factors Affecting the Company's Business, Operating Results and Financial Condition) for a specific discussion of those risks.

The North and South American markets will continue to be a primary focus of the Company's marketing strategy as other Sheth Group affiliates or other company alliances distribute similar products throughout the rest of the world.

In fiscal 2000, 1999 and 1998 one customer accounted for approximately 14%, 13% and 10% respectively, of the Company's net sales. The Company is not dependent upon a single or a few customers. However, the loss of a single or a few customers may have a material adverse effect on the Company's business.

      SUPPLIERS

The company has a unique core manufacturing capability in aerosol filling of fragrances. At present, the Company purchases pressurized glass containers for its fragrances primarily from European glass manufacturers. If these products were unavailable from any of these suppliers, the Company believes that it could purchase such products from other suppliers but could experience disruption in its supply chain which would thereby adversely effect the Company.

In addition, the Company purchases specially blended fragrance compounds principally from a Sheth Group affiliate in France. In the event such supplier was unable to provide such compounds, the Company could suffer minor manufacturing delays until such supplier could be replaced.

The Company is dependent on the supply of certain lipstick cosmetics, mascara and nail polish products from Sheth Group affiliates. If any of these companies were to cease or be unable to supply these cosmetic products, the lack of such products would not have a material adverse effect on the Company while secondary suppliers were being located.

      PATENTS AND TRADEMARKS

The Company owns or has applied for substantially all of the product name trademarks for products sold by the Company. The Company is dependent on the continued use of these trademarks; however, the cessation of the Company's right to use such trademarks would not have a materially adverse effect on the Company's business.

      BACKLOG OF ORDERS

The Company had no substantial backlog of orders at the end of each of fiscal years 2000, 1999 and 1998.

      RAW MATERIALS

The Company's raw material inventories support the fragrance and cosmetic pencil manufacturing operations. The principal components of that inventory are currently purchased from limited or single sources of supply. Management believes the cessation of supply for the fragrance components from any of the primary suppliers could be replaced by a secondary source with minimal difficulties.

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

While the Company is a significant participant in the value oriented designer alternative fragrance market and has had historically many of the resources of the Sheth Group available to it, the Company is a relatively small participant in the total fragrance and cosmetics industry. Many other companies in the industry, including virtually all large mass-advertised brand manufacturers such as Procter and Gamble, Unilever, Revlon, L'Oreal, Benckiser, and French Fragrances are well established and have been in existence for a significantly longer period of time. Such companies have greater leverage and resources than the Company including financial, marketing, research, manufacturing and personnel. Historically, however, these large manufacturers have not sought to compete in the same value-oriented markets in which the Company participates.

      INVENTORY

The Company maintains finished goods inventory at its San Antonio, Texas facility to meet the demands of its customers. Raw material and work-in-process inventories related to manufacturing of fragrances and cosmetic pencils are located at the Pleasanton, Texas manufacturing facility.

      SEASONALITY

The Company's business has historically been subject to seasonal factors relating to calendar year-end holidays. However, the Company believes that with its range of products, distribution channels, and promotional activity, it has over time been able to reduce some of the differences in sales volume between quarters.

      EMPLOYEES

As of August 2000, the Company employed approximately 388 full-time employees and during peak production periods utilizes temporary or seasonal employees to augment its workforce. During the two most recent peak production periods the Company has utilized up to 225 seasonal employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that its relationship with employees is satisfactory.

ITEM 2. PROPERTIES

The Company owns a manufacturing plant that consists of a 144,000 square-foot facility on a 14-acre site in Pleasanton, Texas. That facility has approximately 12,000 square feet of office space.

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

The San Antonio corporate office and design studio occupies approximately 10,000 square feet of office space. The lease has a current annual cost of $111,000 subject to adjustments and expires in January 2005.

The Company is currently leasing approximately 2,400 square feet of office space for its marketing headquarters in New York City. The lease has an annual cost of $72,000 subject to adjustments and expires March 2004.

The Company is currently leasing approximately 700 square feet of space for its FIL sales division in Bridgeport, Connecticut on a month-to-month basis. The lease has an annual cost of $15,000 or $1,250 per month.

On October 10, 2000, the Company broke ground on a project to construct a new, 60,000 square foot distribution center and office complex, adjacent to its existing manufacturing facility in Pleasanton, Texas.

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

=========================================================
                     FISCAL 2000          FISCAL 1999
                   ---------------     ------------------
                    HIGH      LOW       HIGH        LOW
---------------------------------------------------------
FIRST QUARTER      $6 1/8   $5        $9 1/2      $4 5/8
---------------------------------------------------------
SECOND QUARTER     $6 3/16  $4 3/4    $11 1/8     $5 3/4
---------------------------------------------------------
THIRD QUARTER      $6 3/8   $4 3/4    $11 5/8    $4 11/16
---------------------------------------------------------
FOURTH QUARTER     $6 1/4   $4 5/8    $7 1/4      $5 5/8
=========================================================

On November 27, 2000, the closing bid price for the Company's Common Stock, as reported by NASDAQ, was $5 3/16.

      (B)   HOLDERS

As of November 27, 2000, the number of record holders of the Company's Common Stock was approximately 119.

      (C)   DIVIDENDS

The Company has paid no cash dividends on its Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. In addition, the Company's ability to pay cash dividends is subject to restrictions imposed by the Company's principal lender (See Note 6 of the Notes to Consolidated Financial Statements) and of Series C Senior Convertible Preferred Stock investor (See Note 15 of the Notes to Consolidated Financial Statements). The Company has no plans to pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected financial data for the Company and its subsidiaries for each of the last five fiscal years:

============================================================================================================
                                                              YEARS ENDED
                             -------------------------------------------------------------------------------
                              AUGUST 26,      AUGUST 28,       AUGUST 29,       AUGUST 30,       AUGUST 31,
                             ------------    ------------     ------------     ------------     ------------
                                 2000            1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------
REVENUES                     $ 55,608,000    $ 55,994,000     $ 67,683,000     $ 68,959,000     $ 51,720,000
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)            $  1,673,000    $    422,000     $ (1,491,000)    $  1,083,000     $(12,053,000)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
APPLICABLE TO COMMON
STOCK                        $    420,000    $ (1,056,000)    $ (1,944,000)    $   (454,000)    $(12,053,000)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER
COMMON SHARE:
------------------------------------------------------------------------------------------------------------
BASIC                        $        .03    $       (.06)    $       (.12)    $       (.03)    $       (.72)
------------------------------------------------------------------------------------------------------------
DILUTED                      $        .02    $       (.06)    $       (.12)    $       (.03)    $       (.72)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                 $ 55,248,000    $ 36,129,000     $ 38,708,000     $ 41,084,000     $ 33,767,000
------------------------------------------------------------------------------------------------------------
REVOLVING CREDIT
AGREEMENT BORROWINGS         $ 15,167,000    $  8,926,000     $  7,612,000     $ 10,205,000     $  9,319,000
------------------------------------------------------------------------------------------------------------
SHORT-TERM & LONG-TERM
BORROWINGS INCLUDING
CAPITAL LEASES               $  3,810,000    $  4,173,000     $  3,877,000     $  2,581,000     $  3,234,000
------------------------------------------------------------------------------------------------------------
SUBORDINATED LONG-TERM
DEBT                         $  3,680,000    $      -0-       $  1,700,000     $  4,500,000     $ 12,666,000
------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED
PER COMMON SHARE             $      -0-      $      -0-       $      -0-       $      -0-       $     -0-
============================================================================================================

The Company has significant related party transactions. See Note 11 of the Notes to Consolidated Financial Statements.

The Company had subordinated debt of $3,680,000 as of August 26, 2000 incurred in connection with the purchase of FIL. See Note 9 of the Notes to Consolidated Financial Statements.

The Company had subordinated debt totaling $1,700,000 as of August 29, 1998 representing the remaining portion of a loan made by the Sheth Group through their affiliate Nevell Investments, S.A. ("Nevell"). Such indebtedness was extinguished in connection with the sale of the Company's wholly owned Mexican subsidiary. See Note 8 of the Notes to Consolidated Financial Statements.

The Company had subordinated debt totaling $4,500,000 as of August 30, 1997 representing the remaining portion of a loan made by the Sheth Group through their affiliate Nevell. Such indebtedness was reduced by $2,800,000 in connection with the sale of the Company's wholly owned Brazilian subsidiary. See
Note 7 of the Notes to Consolidated Financial Statements.

During the first and second quarters of fiscal 1997 affiliates of the Company's primary shareholder, the Sheth Group, converted $8,166,000 of their subordinated debt into shares of Series A and Series B Preferred Stock.

During the fourth quarter of fiscal 1996, the Company recorded deferred income tax expense of $3,881,000 resulting from the establishment of a valuation allowance for deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEAR ENDED AUGUST 26, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1999

NET SALES

Net sales for the fiscal year ended August 26, 2000 were $55,608,000 versus net sales of $55,994,000 in fiscal year ended August 28, 1999. The slight decline was mainly attributable to volume decreases in the U.S. wholesale and Latin America markets, primarily in the Royal and Euro product lines. The decrease was virtually entirely offset by volume increases associated with the acquisition of FIL (see Note 9 of the Notes to Consolidated Financial Statements), mainly in the Fragrance Impressions fragrance line, coupled with an increase in the Euro Gardens product line in the U.S. chain, specialty chain and mass merchandising channel.

Overall, the Company's direct exports decreased to $16,458,000 (30% of net sales) in fiscal 2000 compared to $20,712,000 (37% of net sales) in fiscal 1999. Of the overall $4,254,000 decrease in export sales, $1,796,000 related to a volume decline in Latin America stemming from unfavorable economic conditions in that market. The remaining $2,458,000 decrease was attributable to a strategic decision to reduce sales to related parties with such sales amounting to $2,960,000 in fiscal 2000 versus $5,418,000 in the prior year. See Business ("Suppliers") and Note 11 of the Notes to Consolidated Financial Statements for further details.

Of the net sales in fiscal 2000, approximately 2.3% or $1,294,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1999, comparable numbers were approximately 1.5%, or $835,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The Company purchased approximately $1,978,000 and $2,770,000 of fragrance product components from related parties in fiscal years 2000 and 1999, respectively. See
Note 11 of the Notes to Consolidated Financial Statements for additional information.

Consolidated net sales are anticipated to grow moderately in fiscal 2001 as the Company continues strategic direction to broaden its product offerings beyond traditional fragrance type products, while focusing distribution expansion in the U.S. chain, mass merchandising and specialty chain market segments.

GROSS PROFIT

The Company's gross profit for fiscal years 2000 and 1999 was $18,265,000 or 32.8% of net sales and $16,127,000 or 28.8% of net sales, respectively. The improvement over the prior period was primarily due to a decrease in cost of sales as a result of increased operational efficiencies as well as an overall favorable product mix relating largely to the acquisition of FIL whose primary market is the U.S. chain drug retail market. Gross profit margins in this segment tend to be greater than the Company's other market segments but require an increase level of direct marketing support expenditures accounted for in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for fiscal year 2000 were $14,517,000, an increase of 1.8% from $14,255,000 for fiscal year 1999. The SG&A increase was primarily due to the acquisition of FIL (See Note 9 of the Notes to Consolidated Financial Statements). As a percentage of net sales, SG&A was 26.1% and 25.5% for fiscal years 2000 and 1999, respectively. The increase in SG&A as percentage of sales in fiscal 2000 is primarily due to slightly lower sales levels with an increase in direct marketing expenses relating mainly to the acquisition of Fragrance Impressions Ltd. (See Note 9 of the Notes to Consolidated Financial Statements).

NON-OPERATING INCOME OR EXPENSE

Interest expense was $1,968,000 in fiscal 2000, an increase of 57.9% over the comparable fiscal 1999 amount of $1,246,000. The significant increase was attributable to debt incurred in connection with the acquisition of Fragrance Impressions Ltd. (see Note 9 of the Notes to Consolidated Financial Statements) coupled with higher interest rates.

NET INCOME OR LOSS

The Company recorded net income of $1,673,000, an increase of $1,251,000 versus net income of $422,000 in fiscal 1999. After giving effect to preferred stock dividends and beneficial conversion feature of a preferred stock issue, the Company recorded a net income available to common stockholders of $420,000 in fiscal 2000 versus a comparable net loss available to common stockholders of $1,056,000 in fiscal 1999, an improvement of $1,476,000. Related earnings per diluted common share were $.02 versus a loss of $.06 per diluted common share for each respective fiscal year.

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

Overall, the Company's direct exports decreased to $20,712,000 (37% of net sales) in fiscal 1999 compared to $29,690,000 (44% of net sales) in fiscal 1998. The decrease in direct exports is primarily due to volume decreases in Latin America as well as sales to related parties. While the Company continues to aggressively pursue the strategically important Latin America channel, the Company believes that the Mexican and Brazilian markets will grow at a slower than desired rate and as a result, the Company sold its Brazilian subsidiary to an affiliate of the Sheth Group in May 1998 (described more fully in Note 7 of the Notes to the Consolidated Financial Statements). The Company sold its Mexican subsidiary to an affiliate of the Sheth Group in November 1998 (described more fully in Note 8 of the Notes to Consolidated Financial Statements).

Included in export sales were sales of $5,418,000 in fiscal 1999 and $6,557,000 in fiscal 1998 to Sheth Group affiliates. See Business ("Suppliers") and Note 11 of the Notes to Consolidated Financial Statements.

Of the net sales in fiscal 1999, approximately 1.5% or $835,000, resulted from the sale of products purchased from related parties as finished goods. For fiscal 1998, comparable numbers were approximately 4%, or $2,833,000. In addition, fragrance and other products manufactured and sold by the Company included certain components that were purchased from related parties. The cost of those components approximated 7% of cost of sales in fiscal 1999 and 6% of cost of sales in fiscal 1998. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

GROSS PROFIT

The Company's gross profit for fiscal year 1999 and fiscal year 1998 was $16,127,000 or 28.8% of net sales and $16,643,000 or 24.6% of net sales respectively. Although achieving significant improvement in gross margin, overall gross profit dollars declined relating primarily to the overall sales decrease offset by significant improvements in cost of sales as a result of increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for fiscal year 1999 were $14,255,000, a decrease of 9.9% from $15,816,000 for fiscal year 1998. The SG&A decrease was primarily due to the sale of the Company's wholly owned subsidiaries in Mexico and Brazil (described previously). As a percentage of sales, SG&A were 25.5% and 23.4% for fiscal years 1999 and 1998 respectively. The increase in SG&A as percentage of sales in fiscal 1999 is primarily due to lower sales levels.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Operating activities in fiscal 2000 used $1,221,000 in cash. The cash used was primarily the result of earnings adjusted for non-cash items, increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventory during fiscal 2000.

Accounts receivable grew as a result of significantly higher fourth quarter sales in fiscal year 2000 compared to the same period in fiscal 1999 coupled with slower collections. Inventory and accounts payable increased primarily as a result of the FIL acquisition. Accrued expenses increased primarily due to the direct marketing costs and provisions associated with the significant level of retail sales volume recorded in the fourth quarter of fiscal 2000, consisting mainly of commissions, cooperative advertising and anticipated returns and allowances.

INVESTING ACTIVITIES

Capital expenditures during fiscal 2000 amounted to $1,201,000, relating mainly to production related machinery and equipment, and facilities related items and computer equipment. Capital expenditures in fiscal 1999 and 1998 were $1,892,000 and $1,599,000, respectively. In addition, $554,000 of cash was invested in the FIL business acquisition in fiscal 2000 (See Note 9 of the Notes to Consolidated Financial Statements).

FINANCING ACTIVITIES

Net cash provided by financing activities during fiscal 2000 was primarily due to proceeds from the issuance of Series C Senior Convertible Preferred Stock and a net increase in borrowings under the revolving credit facility.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement")with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings; with a $4,500,000 sublimit allocated to support the requirements of Tristar USA (see Note 9 of the Notes to Consolidated Financial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50%. At August 26, 2000, the Revolving Credit bore interest at rates of 10.50 % and
10.12 %, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined. Remaining availability based on the borrowing formulas as of August 26, 2000 approximated $756,000. Additionally, borrowings based on LIBOR can not exceed 60% of the total outstanding borrowings under the Revolving Credit. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (10.50 % at August 26, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity. As of August 26, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,600,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (10.50% at

August 26, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the take down in an amount based on a three-year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 26, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,189,000. Principal payments are due at the rate of $86,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures were agreed upon in connection with the FIL acquisition. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants at August 26, 2000 and was granted waivers to such covenants by its lender. The Company is currently in discussions with its lender concerning new restrictive financial covenants for fiscal 2001.

The Credit Agreement, together with cash generated by operations, should provide sufficient cash to meet the cash requirements of the Company for the foreseeable future.

As of August 31, 1996, the Company was indebted in the amount of $4.7 million to a Sheth Group affiliate under a loan agreement entered into in August 1993. The note, which was subordinated to the principal lender, bore interest at the rate of 4.5% per annum. On December 11, 1996, the $4.7 million of subordinated debt was converted into the Company's Series A convertible preferred stock, $.05 par value ("Series A Preferred Stock"), (See Note 15 of the Notes to Consolidated Financial Statements). The Company remains indebted to the affiliate for delinquent interest payments of $1,631,000 on the converted debt. At August 26, 2000, cumulative dividends in arrears on the Series A Preferred Stock approximate $612,000.

In a transaction effective February 21, 1997, Nevell Investments S.A. ("Nevell"), the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock, $.05 par value ("Series B Preferred Stock"). The Series B Preferred Stock has cumulative preferred dividends of $2.03 per share and a preferred liquidation distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B Preferred Stock is convertible at the option of Nevell, into four shares of the Company's Common Stock. The Company can redeem the shares of Series B Preferred Stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. See Note 15 of the Notes to Consolidated Financial Statements. At August 26, 2000, cumulative dividends in arrears on the Series B Preferred Stock approximate $224,000.

Certain related party accounts receivable balances were determined not to be settled in the normal course of business. Accordingly, outstanding balances totaling $2,365,000 were reclassified to shareholder's equity at August 28, 1999. During fiscal 2000, the amount of these outstanding balances increased to $2,740,000. As of August 26, 2000, the Sheth Group settled this outstanding balance due to the Company. Payment was made by the redemption of 88,800 shares of Series B Convertible Preferred Stock, $.05 par value ("Series B Preferred"), issued to Nevell. The agreed to redemption value was determined to be $23.75 per share of Series B Preferred based upon the closing price of $5.938 per share of the Company's common stock on August 26, 2000. This amounted to $2,109,000 with the remaining $631,000 representing dividends in arrears. The difference between the stated redemption price of $29.00 and the agreed to price of $23.75 per Series B Preferred share amounted to $1,229,000 and was ascribed to additional paid in capital. As part of this share redemption transaction, the Sheth Group agreed to transfer 12,500 shares of common stock owned by Transvit to the holder of the Company's Series C Preferred Stock.

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

In conjunction with the sale of the Company's Brazilian subsidiary, the Company received payment from TDC in the form of a $2,800,000 reduction of the subordinated debt to Nevell, another affiliated company within the Sheth Group (described more fully in Note 7 of the Notes to the Consolidated Financial Statements). The subordinated debt reduction, net of the related write-down of warrant valuation costs attributable to such debt, exceeded the carrying value of the Company's Brazilian investment by $1,506,000 and was recorded as an increase in additional paid-in-capital.

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

The Company received payment for Trimex Stock in the form of a reduction of debt due Nevell, and redemption of shares of the Company's Series A Preferred Stock, issued to Nevell, at a redemption price of $7.62 per share. Of the total purchase price for Trimex Stock of $2,686,000, an amount equal to $1,700,000 was applied to a reduction of debt due Nevell with the remaining $986,000 attributed to redeemed shares of the Series A Preferred Stock at a total redemption of approximately $906,000 plus $80,000 of dividends in arrears. Warrant valuation costs of $99,000 associated with the subordinated debt reduction were written-off in connection with the sale. The excess of the carrying value of the Company's investment in Trimex over the proceeds received was recorded as an increase in accumulated deficit. See Note 8 of the Notes to Consolidated Financial Statements.

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

Effective November 1999 the Company, through a newly formed wholly-owned subsidiary Tristar USA, Inc. ("Tristar USA"), purchased all of the issued and outstanding common stock of Fragrance Impressions Limited ("FIL") for $350,000 in cash, $3,050,000 in interest bearing promissory notes ("Notes") due in equal annual installments on November 15, 2000 through 2004 and options to purchase up to 100,000 shares of the Company's common stock. The Notes are subject to post closing adjustment to the outstanding principal balance, based upon sales achievement during the next two calendar years. Cash used to finance this transaction was derived from the sales of 21,667 shares of Series C Preferred Stock in October 1999, discussed above. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

The Company does not have any plans to pay any cash dividends on the Common Stock, the Series A Preferred Stock or the Series B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's principal lender in connection with the existing revolving line of credit.

On October 10, 2000, the Company began the construction of a new, 60,000 square foot distribution center and office complex, adjacent to its existing manufacturing facility in Pleasanton, Texas. The project is scheduled for completion in April 2001. The financing of this project will be mainly provided through the utilization of the Company's existing credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal 2001. The Company has completed assessing the impact adoption of this standard will have and has concluded that there is no expected material effect on its financial presentation and results of operations as a result of this standard.

In December 1999, the Securities and Exchage Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition and disclosure of revenues. Adoption of SAB No. 101 is required by the fourth quarter of fiscal 2001. The Company is in the process of evaluating the effect adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations.

INFLATION

During fiscal year ended 2000, and consistent with the Company's 1999 and 1998 fiscal years, inflation did not have a material adverse impact either on the Company's net sales or income from continuing operations. The Company does not expect inflation to have a material adverse impact in fiscal year 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cash flow of the Company.

The Company's short-term and long-term debt at August 26, 2000 bear interest at variable rates (See Note 8 of the Notes to the Consolidated Financial Statements). A one-percentage point increase in the effective interest rate would result in an approximate $226,000 and $130,000 for 2000 and 1999, respectively, reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short-term and long-term debt as of August 26, 2000.

As discussed in Note 21 of the Notes to the Consolidated Financial Statements, the Company's direct exports comprise approximately 30% of net sales for the fiscal year ended August 26, 2000. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)   The following documents are filed as part of this report:

            1. FINANCIAL STATEMENTS: Consolidated Financial Statements as detailed in the Index to Financial Statements and Schedules for the years ended August 26, 2000, August 28, 1999, and August 29, 1998 required in response to Item 8 of Part II of this report are annexed to this report as a separate section.

            2. FINANCIAL STATEMENT SCHEDULES: Any financial statement schedules for the years ended August 26, 2000, August 28, 1999 and August 29, 1998, required in Item 8 of Part II of this report are annexed to this report as a separate section.

      (B)   REPORTS ON FORM 8-K:

            1. The Form 8-K filed June 7, 2000, updating factors that have potential adverse effects on results of operations for future periods.

            2. The Form 8-K filed July 19, 2000, reporting a change in control.


      (C)   EXHIBITS

EXHIBIT INDEX

     2.1 Stock purchase agreement between the Company and Transvit Holding Corporation dated November 29, 1998. Incorporated herein by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated March 25, 1999.

     2.2 Plan of Merger and Acquisition agreement dated effective November 1, 1999 by and among Tristar Corporation, Tristar USA, Inc. and Fragrance Impressions Limited (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 30, 1999).

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

    10.01 1991 Amended and Restated Stock Option Plan of the Registrant. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended August 31, 1992.

    10.02 Agreement dated August 31, 1993 between the Core Sheth Families, Viren Sheth, Starion International, Ltd. and the Registrant. Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

    10.03 Financing Agreement dated August 31, 1993 between the Core Sheth Families and the Registrant. Incorporated by reference to Exhibit
             10.32 of the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

    10.04 Lease Agreement Re: Bulk Warehouse Facility in San Antonio dated December 8, 1993, between Northwestern Mutual Life Insurance Co. and Registrant. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for period ended November 30, 1993.

    10.05 Amendment to Common Stock Purchase Warrant dated August 31, 1995, between the Company and Starion International, Ltd. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated August 31, 1995.

    10.06 Non-Qualified Stock Option Grant to Viren S. Sheth dated April 19, 1996. Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

    10.07 Letter Agreement with Transvit Manufacturing Corporation Converting Line of Credit Promissory Note to 666,529 shares of Series A Convertible Preferred Stock dated December 11, 1996. Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

    10.08 Incentive Stock Option between the Company and Peter C. Liman dated January 27, 1997. Incorporated by reference to Exhibit 10.32 of the Company's Quarterly Report on Form 10-Q for the period ended March 1, 1997.

    10.09 Letter Agreement with Nevell Investments S.A. converting Subordinated Debt Promissory Note to 120,690 shares of Series B Convertible Preferred Stock dated February 21, 1997. Incorporated by reference to Exhibit 10.34 of the Company's Quarterly Report on Form 10-Q for the period ended March 1, 1997.

    10.10 Revolving Credit Term Loan and Security Agreement dated December 19, 1997 between the Company and BNY Financial Corporation, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended November 29, 1997.

    10.11 Stock purchase agreement between the Company and Transvit Distribution Corporation dated May 30, 1998. Incorporated herein the reference to Exhibit 10.40 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.12 Letter agreement between the Company and Nevell Investments, S.A. ("Nevell") dated March 1, 1998. Incorporated herein the reference to Exhibit 10.41 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.13 Investment agreement between the Company and Pioneer Ventures Associates Limited Partnership, dated September 3, 1998. Incorporated herein the reference to Exhibit 10.42 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.14 Warrant to purchase shares of common stock of the Company granted to Pioneer Ventures Associates Limited Partnership, dated September 3, 1998. Incorporated herein the reference to Exhibit 10.43 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.15 Trademark agreement between the Company and S&J Perfume Company, dated September 3, 1998. Incorporated herein the reference to
             Exhibit 10.44 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.16 Voting and shareholders agreement dated September 3, 1998. Incorporated herein the reference to Exhibit 10.45 of the Company's annual report on Form 10-K for the fiscal year ended August 29, 1998.

    10.17 Employment agreement between the Company and Richard Howard dated September 1, 1998. Incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended November 28, 1998.

    10.18 Employment agreement between the Company and Robert M. Viola dated September 1, 1998. Incorporated herein by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended November 28, 1998.

    10.19 Warrant to purchase shares of Common Stock of the Company granted to Pioneer Ventures Associates Limited Partnership, dated October 14, 1999. Incorporated herein by reference to Exhibit 10.48 of the Company's annual report on Form 10-K for the fiscal year ended August 28, 1999.

    10.20 Form of Option agreement between Tristar Corporation and each of the former stockholders of Fragrance Impressions Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 30, 1999.

    10.21 Employment agreement dated November 10, 1999 between Tristar USA< Inc. and Thomas E. McCann (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed November 30, 1999.

   *10.22 Employment agreement between the Company and Richard Howard dated September 21, 2000.

   *10.23 Employment agreement between the Company and Robert M. Viola dated September 21, 2000.

    18 Preferability letter from KPMG Peat Marwick LLP regarding change in accounting principles dated November 6, 1995. Incorporated by reference to Exhibit 18 of the Annual Report on Form 10-K for the year ended August 31, 1995.

   *24.1     Consent by PricewaterhouseCoopers LLP.

   *27       Financial Data Schedule.

--------------------
*   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 28, 2000             TRISTAR CORPORATION


                            By: /s/ RICHARD R. HOWARD
                                    RICHARD R. HOWARD
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                            By: /s/ ROBERT M. VIOLA
                                    ROBERT M. VIOLA
                                    Senior Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2000         /s/ RICHARD P. RIFENBURGH
                                    RICHARD P. RIFENBURGH, Director

Date: November 28, 2000         /s/ B. J. HARID
                                    B. J. HARID, Director

Date: November 28, 2000         /s/ RICHARD R. HOWARD
                                    RICHARD R. HOWARD, Director

Date: November 28, 2000         /s/ ROBERT A. LERMAN
                                    ROBERT A. LERMAN, Director

Date: November 28, 2000         /s/ VIREN S. SHETH
                                    VIREN S. SHETH, Director

                               TRISTAR CORPORATION

                               SAN ANTONIO, TEXAS





                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 26, 2000

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

                      TRISTAR CORPORATION AND SUBSIDIARIES


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


ITEM 14(A)(1) AND (2)

The following consolidated financial statements of TRISTAR CORPORATION and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants .................................... F1

Balance sheets as of August 26, 2000 and August 28, 1999 ............. F2 and F3

Statements of operations and comprehensive income for
   each of the three years in the period ended August 26, 2000 ....... F4

Statements of shareholders' equity for each of the three years in the period ended August 26, 2000 ...................................... F5

Statements of cash flows for each of the three years in the period ended August 26, 2000 ............................................. F6 and F7

Notes to consolidated financial statements ........................... F8 to F23


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

The following consolidated financial statement schedule of TRISTAR CORPORATION and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts ...................... F24


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Tristar Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2), present fairly, in all material respects, the financial position of Tristar Corporation and its subsidiaries at August 26, 2000 and August 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) and (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP


Dallas, Texas
November 28, 2000

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          AUGUST 26,     AUGUST 28,
                                     ASSETS                                  2000          1999
                                                                         ------------   ------------
Current assets:
        Cash .........................................................   $    124,000   $     90,000
        Accounts receivable, less allowance for doubtful accounts
            of $852,000 and $651,000, respectively ...................     19,745,000     13,519,000
        Accounts receivable - related parties - net ..................      5,013,000      4,118,000
        Inventories ..................................................     13,482,000      9,531,000
        Other current assets .........................................        340,000         72,000
                                                                         ------------   ------------
               Total current assets ..................................     38,704,000     27,330,000

Property, plant and equipment, less accumulated depreciation
        of $11,774,000 and $10,434,000, respectively .................      8,271,000      8,364,000
                                                                         ------------   ------------
Other assets:
        Goodwill, less accumulated amortization
            of $267,000 in 2000 ......................................      7,986,000           --
        Other assets .................................................        287,000        435,000
                                                                         ------------   ------------
               Total other assets ....................................      8,273,000        435,000
                                                                         ------------   ------------
                        Total assets .................................   $ 55,248,000   $ 36,129,000
                                                                         ============   ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY                          AUGUST 26, 2000     AUGUST 28, 1999
                                                                                    ----------------    ----------------
Current liabilities:
    Revolving credit agreement borrowings .......................................   $     15,167,000    $      8,926,000
    Accounts payable - trade ....................................................          8,624,000           7,055,000
    Accounts payable - related parties - net ....................................          4,512,000           3,516,000
    Accrued expenses ............................................................          8,179,000           3,728,000
    Current portion of capital lease obligations ................................              9,000             132,000
    Current portion of long-term debt ...........................................          1,712,000           1,283,000
    Current portion of subordinated debt ........................................            945,000                --
                                                                                    ----------------    ----------------
        Total current liabilities ...............................................         39,148,000          24,640,000

Long-term debt, less current portion ............................................          2,077,000           2,738,000
Subordinated debt, less current portion .........................................          2,735,000                --
Obligations under capital leases, less current portion ..........................             12,000              20,000
                                                                                    ----------------    ----------------
        Total Liabilities .......................................................         43,972,000          27,398,000
                                                                                    ----------------    ----------------
Commitments and contingencies (Note 19)

Shareholders' equity:
    Preferred stock, $.05 par value; authorized 1,000,000 shares:
        Series A, 537,142 shares issued and outstanding .........................          3,760,000           3,760,000
        Series B, 31,890 and 120,690 shares, respectively issued and outstanding           1,173,000           4,511,000
        Series C, 100,000 and 78,333 shares, respectively issued and outstanding           6,133,000           4,699,000
    Common stock, $.01 par value; authorized 30,000,000 shares; issued and
        outstanding 16,783,909 shares in 2000 and 16,768,859 shares in 1999 .....            168,000             168,000
    Additional paid-in capital ..................................................         14,723,000          12,841,000
    Related party receivables ...................................................               --            (2,365,000)
    Accumulated deficit .........................................................        (14,681,000)        (14,883,000)
                                                                                    ----------------    ----------------
        Total shareholders' equity ..............................................         11,276,000           8,731,000
                                                                                    ----------------    ----------------
            Total liabilities and shareholders' equity ..........................   $     55,248,000    $     36,129,000
                                                                                    ================    ================

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                           YEARS ENDED
                                                            --------------------------------------------
                                                             AUGUST 26,       AUGUST 28,     AUGUST 29,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
Net sales ...............................................   $ 55,608,000    $ 55,994,000    $ 67,683,000

Cost of sales ...........................................     37,343,000      39,867,000      51,040,000
                                                            ------------    ------------    ------------
Gross profit ............................................     18,265,000      16,127,000      16,643,000

Selling, general and administrative expenses ............     14,517,000      14,255,000      15,816,000
                                                            ------------    ------------    ------------
Income from operations ..................................      3,748,000       1,872,000         827,000

Other income (expense):
          Interest expense ..............................     (1,968,000)     (1,246,000)     (1,786,000)
          Other income (expense) ........................         11,000        (128,000)       (240,000)
          Litigation expenses ...........................        (21,000)        (69,000)       (230,000)
                                                            ------------    ------------    ------------
Income (loss) before income taxes .......................      1,770,000         429,000      (1,429,000)

Income tax expense ......................................         97,000           7,000          62,000
                                                            ------------    ------------    ------------
Net income (loss) .......................................      1,673,000         422,000      (1,491,000)

Less:
          Cumulative preferred stock dividends ..........       (881,000)       (797,000)       (453,000)
          Beneficial conversion feature .................       (372,000)       (681,000)           --
                                                            ------------    ------------    ------------
Net income (loss) applicable to common stock ............   $    420,000    $ (1,056,000)   $ (1,944,000)
                                                            ============    ============    ============
Earnings per Common Share:
Basic ...................................................   $       0.03    $      (0.06)   $      (0.12)
                                                            ============    ============    ============
Diluted .................................................   $       0.02    $      (0.06)   $      (0.12)
                                                            ============    ============    ============
Net income (loss) .......................................   $  1,673,000    $    422,000    $ (1,491,000)

Foreign currency translation adjustment, net of tax .....           --           376,000        (376,000)
                                                            ------------    ------------    ------------
Comprehensive income (loss) .............................   $  1,673,000    $    798,000    $ (1,867,000)
                                                            ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

                                                                                    PREFERRED STOCK
                                                          ----------------------------------------------------------------------
                                        COMMON STOCK             SERIES A                SERIES B                 SERIES C
                                    --------------------  ----------------------------------------------------------------------
                                      SHARES     AMOUNT    SHARES      AMOUNT       SHARES      AMOUNT       SHARES     AMOUNT
                                    ----------  --------  --------   -----------   --------   -----------   --------  ----------
Balance, August 30, 1997 .........  16,729,074  $168,000   666,529   $ 4,666,000    120,690   $ 4,511,000       --          --

Net loss .........................        --        --        --            --         --            --         --          --

Exercise of stock options ........      27,495      --        --            --         --            --         --          --

Contribution to 401(k) Plan ......       4,924      --        --            --         --            --         --          --

Sale of Brazilian subsidiary .....        --        --        --            --         --            --         --          --

Issuance of Warrants .............        --        --        --            --         --            --         --          --

Foreign currency translation .....        --        --        --            --         --            --         --          --
                                    ----------  --------  --------   -----------   --------   -----------   --------  ----------
Balance, August 29, 1998 .........  16,761,493   168,000   666,529     4,666,000    120,690     4,511,000       --          --

Net income .......................        --        --        --            --         --            --         --          --

Preferred Stock Dividends ........        --        --        --            --         --            --         --          --


Contribution to 401(K) Plan ......       7,366      --        --            --         --            --         --          --

Issuance of Series C Preferred
Stock and  related warrants ......        --        --        --            --         --            --       78,333  $4,699,000

Related Party Receivables ........        --        --        --            --         --            --         --          --

Sale of Mexican Subsidiary .......        --        --    (129,387)     (906,000)      --            --         --          --
                                    ----------  --------  --------   -----------   --------   -----------   --------  ----------
Balance, August 28, 1999 .........  16,768,859   168,000   537,142     3,760,000    120,690     4,511,000     78,333   4,699,000

Net income .......................        --        --        --            --         --            --         --          --

Series C Preferred Stock Dividends        --        --        --            --         --            --         --          --

Stock option exercise ............       5,000      --        --            --         --            --         --          --

Contribution to 401(k) Plan ......      10,050      --        --            --         --            --         --          --

Issuance of Series C Preferred
Stock and related warrants .......        --        --        --            --         --            --       21,667   1,434,000

Issuance of options relating to
FIL Acquisition ..................        --        --        --            --         --            --         --          --

Increase in Related Party
Receivables ......................        --        --        --            --         --            --         --          --

Related Party Receivables
Settlement .......................        --        --        --            --      (88,800)   (3,338,000)      --          --
                                    ----------  --------  --------   -----------   --------   -----------   --------  ----------
Balance, August 26, 2000 .........  16,783,909  $168,000   537,142   $ 3,760,000     31,890   $ 1,173,000    100,000  $6,133,000
                                    ==========  ========  ========   ===========   ========   ===========   ========  ==========

                                                                 FOREIGN
                                    ADDITIONAL    RELATED       CURRENCY
                                     PAID-IN       PARTY       TRANSLATION    ACCUMULATED
                                      CAPITAL    RECEIVABLES    ADJUSTMENT     DEFICIT
                                    -----------  -----------   -----------   ------------
Balance, August 30, 1997 .........  $10,566,000         --            --     $(12,612,000)

Net loss .........................         --           --            --       (1,491,000)

Exercise of stock options ........      264,000         --            --             --

Contribution to 401(k) Plan ......       51,000         --            --             --

Sale of Brazilian subsidiary .....    1,506,000         --            --             --

Issuance of Warrants .............       96,000         --            --             --

Foreign currency translation .....         --           --     $  (376,000)          --
                                    -----------  -----------   -----------   ------------
Balance, August 29, 1998 .........   12,483,000         --        (376,000)   (14,103,000)

Net income .......................         --           --            --          422,000

Preferred Stock Dividends ........         --           --            --         (375,000)


Contribution to 401(K) Plan ......       51,000         --            --             --

Issuance of Series C Preferred
Stock and  related warrants ......      307,000         --            --         (681,000)

Related Party Receivables ........         --    $(2,365,000)         --             --

Sale of Mexican Subsidiary .......         --           --         376,000       (146,000)
                                    -----------  -----------   -----------   ------------
Balance, August 28, 1999 .........   12,841,000   (2,365,000)         --      (14,883,000)

Net income .......................         --           --            --        1,673,000

Series C Preferred Stock Dividends         --           --            --         (468,000)

Stock option exercise ............        7,000         --            --             --

Contribution to 401(k) Plan ......       60,000         --            --             --

Issuance of Series C Preferred
Stock and related warrants .......      185,000         --            --         (372,000)

Issuance of options relating to
FIL Acquisition ..................      401,000         --            --             --

Increase in related Party
  Receivables ....................         --       (375,000)         --             --

Related Party Receivables
  Settlement .....................    1,229,000    2,740,000          --         (631,000)
                                    -----------  -----------   -----------   ------------
Balance, August 26, 2000 .........  $14,723,000  $      --     $      --     $(14,681,000)
                                    ===========  ===========   ===========   ============

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED
                                                                       ------------------------------------------
                                                                        AUGUST 26,     AUGUST 28,     AUGUST 29,
                                                                           2000           1999           1998
                                                                       ------------   ------------   ------------
Cash flows from operating activities:
    Net income (loss) ...............................................  $  1,673,000   $    422,000   $ (1,491,000)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation .................................................     1,340,000      1,727,000      1,775,000
       Amortization of goodwill .....................................       267,000           --             --
       Other amortization costs .....................................        60,000           --             --
       Provision for losses on accounts receivable ..................       608,000        886,000        998,000
       Provision for market valuation of inventory ..................       292,000        170,000        720,000
       Provision for (reduction in)  LIFO reserve ...................         8,000        109,000       (685,000)
       Foreign currency translation adjustment ......................          --             --         (376,000)
       Compensation expense related to extension of stock options ...          --             --          217,000
       Issuance of stock in connection with 401K plan ...............        60,000         51,000         51,000
       Amortization of deferred loan origination costs ..............       252,000        255,000        188,000
       Amortization of warrant valuation ............................        15,000          4,000         60,000
       Change in operating assets and liabilities:
          Accounts receivable .......................................    (4,599,000)    (2,278,000)       145,000
          Accounts receivable, affiliates ...........................    (1,270,000)    (2,876,000)    (1,787,000)
          Inventories ...............................................    (3,021,000)     1,428,000      1,414,000
          Other current assets ......................................      (387,000)       350,000        264,000
          Accounts payable ..........................................      (449,000)    (2,234,000)     1,251,000
          Accounts payable, affiliates ..............................       996,000     (1,567,000)       722,000
          Accrued expenses ..........................................     2,859,000        243,000       (239,000)
          Income taxes payable ......................................        75,000           --          (11,000)
                                                                       ------------   ------------   ------------
          Net cash provided by (used in) operating activities .......    (1,221,000)    (3,310,000)     3,216,000
                                                                       ------------   ------------   ------------
Cash flows from investing activities:
    Capital expenditures ............................................    (1,201,000)    (1,892,000)    (1,599,000)
    Investment in business acquisition; net of cash acquired ........      (554,000)          --
    Decrease (increase) in other assets .............................          --             --          (20,000)
                                                                       ------------   ------------   ------------
          Net cash used in investing activities .....................    (1,755,000)    (1,892,000)    (1,619,000)
                                                                       ------------   ------------   ------------
Cash flows from financing activities:
    Book overdraft ..................................................          --         (334,000)       334,000
    Borrowings under revolving credit facility ......................    69,076,000     80,993,000     53,948,000
    Repayments under revolving credit facility ......................   (65,817,000)   (79,679,000)   (46,336,000)
    Net borrowings (repayment) under former revolving credit facility          --             --      (10,205,000)
    Proceeds from long-term debt ....................................     1,271,000      1,414,000      4,258,000
    Principal payments on capital leases ............................      (131,000)      (122,000)      (132,000)
    Principal payments on long-term debt ............................    (2,175,000)      (996,000)    (3,157,000)
    Deferred loan costs relating to revolving credit facility .......          --             --         (780,000)

                                      F-6

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

     Issuance of Preferred Stock C .................................................      1,300,000       4,699,000            --
     Payment of issuance costs for Preferred Stock C ...............................        (53,000)       (374,000)           --
     Payment of dividends on Preferred Stock C .....................................       (468,000)       (375,000)           --
     Proceeds from issuance of common stock ........................................          7,000            --            47,000
                                                                                      -------------   -------------   -------------
         Net cash provided by (used in) financing activities .......................      3,010,000       5,226,000      (2,023,000)
                                                                                      =============   =============   =============

Net increase (decrease) in cash ....................................................         34,000          24,000        (426,000)
Cash at beginning of year ..........................................................         90,000          66,000         492,000
                                                                                      -------------   -------------   -------------

Cash at end of year ................................................................  $     124,000   $      90,000   $      66,000
                                                                                      =============   =============   =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest ...................................................................  $   1,683,000   $     991,000   $   1,637,000
        Income taxes paid (received) ...............................................  $      63,000   $     (38,000)  $     131,000

Supplemental disclosure of noncash financing and investing activities:

2000

o The Company purchased all of the capital stock of FIL for $730,000. In conjunction with this acquisition, liabilities were assumed as follows:

          Fair value of assets acquired ...........      $ 11,795,000
          Value of options issued .................          (307,000)
          Cash paid for the capital stock,
            including acquisition costs ...........          (730,000)
                                                         ------------
              Liabilities assumed .................      $ 10,758,000

o As of August 26, 2000, the Sheth Group settled the related party accounts receivable outstanding balance of $2,740,000 due to the Company. Payment was made by the redemption of 88,800 shares of Series B Convertible Preferred Stock, $.05 par value ("Series B Preferred"), issued to Nevell. The agreed to redemption value of $23.75 per share of Series B Preferred amounted to $2,109,000 with the remaining $631,000 representing dividends in arrears.

1999

o Sale of a Mexican subsidiary to an affiliated company for $2,686,000. The result was a non-cash decrease of subordinated debt to Nevell Investments, S.A. of $1,700,000 and the remaining $986,000 attributed to redeemed shares of Series A Preferred Stock (See Note 15 of the Notes to Consolidated Financial Statements for further discussion).

o Certain related party accounts receivable balances will not be collected in the normal course of business. Accordingly, as of August 28, 1999, outstanding balances totaling $2,365,000 have been reclassified to shareholder's equity.

1998

o A non-cash increase in property and equipment and obligations under capital leases of $327,000.

o Sale of a Brazilian subsidiary to an affiliated company for $2,800,000. The result was a non-cash decrease of subordinated debt to Nevell Investments, S.A. of $2,800,000 (See Note 15 of the Notes to Consolidated Financial Statements for further discussion).

o Warrants issued to an investment banker resulted in a non-cash increase in additional paid-in-capital and other assets of $96,000.

        See accompanying notes to the consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AFFILIATION

The Company, which is primarily owned by companies under the control of the Sheth Group (Starion International, Ltd., a British Virgin Islands Limited Partnership ("Starion B.V.I.") and Transvit Manufacturing Corporation ("Transvit")), operates in one industry segment; the development, manufacturing, marketing and distribution of designer alternative fragrances, complimentary products to those fragrances and cosmetic pencils, and in the marketing and distribution of other cosmetic and selected toiletry products. The Company distributes its products to wholesalers, distributors, drug and grocery chains, mass merchandisers and specialty chain stores located primarily in North and South America. In fiscal 2000, 1999 and 1998, one customer accounted for approximately 14%, 13% and 10%, respectively, of the Company's net sales.

FISCAL YEAR END

The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest the last day of the month of August in each year. The 2000, 1999 and 1998 fiscal years ended on August 26, August 28, and August 29, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tristar Corporation and all subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Effective May 30, 1998, the company sold its Brazilian subsidiary. See Note 7 of the Notes to Consolidated Financial Statements for further discussion. Effective November 29, 1998, the Company sold its Mexican subsidiary. See Note 8 of the Notes to Consolidated Financial Statements for further discussion. Effective November 15, 1999, the Company acquired FIL. See Note 9 of the Notes to Consolidated Finanaical Statements for further discussion.

INVENTORY

Inventories are stated at the lower of last-in-first-out (LIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations.

The estimated useful lives are as follows:

             Buildings                     32 years
             Leasehold improvements        Term of the lease or estimated useful
                                           life, whichever is less
             Furniture and equipment       7 to 10 years
             Manufacturing equipment       7 years
             Vehicles                      5 years
             Computer equipment            5 years

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

NET INCOME (LOSS) PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings per Share," in fiscal 1998. Accordingly, basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders, as adjusted for the assumed conversion of preferred stock, if applicable, by the sum of the weighted-average number of common shares outstanding, and the number of additional common shares that would have been outstanding if dilutive options, warrants and convertible preferred stock had been exercised or converted.

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

FOREIGN CURRENCY TRANSACTIONS

The Company purchases a significant portion of its inventory for its manufacturing operations from foreign suppliers. Such inventory is recorded using currency exchange rates in effect on the date of purchase. Gains and losses on the settlement of accounts payable for such purchases are recorded based upon the currency exchange rates in effect on the date of settlement. Foreign currency denominated accounts payable balances outstanding at August 26, 2000 and August 28, 1999 have been translated to U.S. dollars utilizing exchange rates in effect at the respective balance sheet dates.

The net foreign currency transaction and translation gains/(losses) reflected in the Statement of Operations for the years ended August 26, 2000, August 28, 1999 and August 29, 1998 were approximately $77,000, $157,000, and ($111,000)
respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were approximately $2,583,000, $1,909,000 and $1,860,000, for the year ended August 26, 2000,
August 28, 1999 and August 29, 1998, respectively.

RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. NET INCOME/(LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations, as required by SFAS No. 128, is presented below:

                                                                                           FOR THE YEAR ENDED AUGUST 26, 2000
                                                                                       -------------------------------------------
                                                                                                                       PER SHARE
                                                                                          INCOME          SHARES         AMOUNT
                                                                                       ------------    ------------   ------------
          Basic EPS:Net income available to common stockholders ....................   $    420,000      16,773,840   $        .03
                                                                                       ============    ============   ============
          Effect of Dilutive Securities:
          Stock Options ............................................................           --            15,646           --
          Warrants .................................................................           --           374,629           --
                                                                                       ------------    ------------   ------------
          Dilutive EPS:
          Net income available to common stockholders and assumed conversions ......   $    420,000      17,164,115   $        .02
                                                                                       ============    ============   ============
                                                                                           FOR THE YEAR ENDED AUGUST 28, 1999
                                                                                       -------------------------------------------
                                                                                                                       PER SHARE
                                                                                           LOSS           SHARES         AMOUNT
                                                                                      ------------    ------------   ------------
          Basic/Diluted EPS:
          Net loss available to common stockholders ................................   $ (1,056,000)     16,764,506   $       (.06)
                                                                                       ============    ============   ============

                                                                                  FOR THE YEAR ENDED AUGUST 29, 1998
                                                                              -------------------------------------------
                                                                                                              PER SHARE
                                                                                  LOSS           SHARES         AMOUNT
                                                                              ------------    ------------   ------------
          Basic/Diluted EPS:
          Net loss available to common stockholders .......................   $ (1,944,000)     16,748,798   $       (.12)
                                                                              ============    ============   ============

Options to purchase 1,875,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $5.766 per share were outstanding at August 26, 2000 but were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares and would have an anti-dilutive effect. Dilutive EPS equals basic EPS for the years ended August 28, 1999 and August 29, 1998 as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

3.  INVENTORIES:

                                               August 26, 2000    August 28, 1999
                                               ---------------    ---------------
          Raw materials ....................   $     7,331,000    $     4,183,000
          Work-in-process ..................         1,498,000            630,000
          Finished goods ...................         6,575,000          5,395,000
                                               ---------------    ---------------
                                                    15,404,000         10,208,000
          Reserves for market valuation ....        (1,542,000)          (305,000)
          LIFO valuation allowance .........          (380,000)          (372,000)
                                               ---------------    ---------------
                                               $    13,482,000    $     9,531,000
                                               ===============    ===============

Cost of sales was increased by approximately $362,000 as a result of LIFO inventory decrements in 1999.

4.  PROPERTY, PLANT AND EQUIPMENT:

                                           August 26, 2000    August 28, 1999
                                           ---------------    ---------------
Land ...................................   $        33,000    $        33,000
Building and leasehold improvements ....         4,894,000          4,903,000
Machinery and equipment ................        11,527,000         10,359,000
Computer equipment .....................         2,735,000          2,667,000
Furniture and equipment ................           856,000            836,000
                                           ---------------    ---------------
                                                20,045,000         18,798,000
Less accumulated depreciation ..........       (11,774,000)       (10,434,000)
                                           ---------------    ---------------
                                           $     8,271,000    $     8,364,000
                                           ===============    ===============

During the fiscal years ended August 26, 2000, August 28, 1999 and August 29, 1998, the Company recorded depreciation expense of $1,340,000, $1,727,000 and $1,775,000.

5. ACCRUED EXPENSES:

The company's accrued expenses consist of the following:

                                               August 26, 2000   August 28, 1999
                                               ---------------   ---------------
Accrued interest expense - subordinated debt.  $     1,631,000   $     1,731,000
Accrued cooperative advertising .............        1,028,000            96,000
Accrued allowance for sales returns .........        3,501,000           618,000
Other .......................................        2,019,000         1,283,000
                                               ---------------   ---------------
                                               $     8,179,000   $     3,728,000
                                               ===============   ===============

6.  REVOLVING CREDIT AGREEMENT BORROWINGS AND LONG-TERM DEBT:

                                          August 26, 2000     August 28, 1999
                                          ----------------    ----------------
Revolving credit agreement borrowings .   $     15,167,000    $      8,926,000
                                          ================    ================
Term loan .............................   $      1,600,000    $      2,286,000
Capital expenditure loan ..............          2,189,000           1,713,000
Other note payable ....................               --                22,000
                                          ----------------    ----------------
                                                 3,789,000           4,021,000
Less current portion ..................         (1,712,000)         (1,283,000)
                                          ----------------    ----------------
Long-term debt, less current portion ..   $      2,077,000    $      2,738,000
                                          ================    ================

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement")with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings; with a $4,500,000 sublimit allocated to support the requirements of Tristar USA ("FIL") (see Note 9 of the Notes to Consolidated Fiancial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At August 26, 2000, the Revolving Credit bore interest at rates of 10.50% and 10.12%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of August 26, 2000 approximated $756,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change", as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2001.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (10.50 % at August 26, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity. As of August 26, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,600,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (10.50 % at August 26, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2001. As of August 26, 2000 the Company had outstanding borrowings under the Cap Ex Facility totalling $2,189,000. Principal payments are due at the rate of $86,000 per month.

Aggregate maturities of amounts outstanding under the Term Loan and Cap Ex Facility are as follows as of August 26, 2000:

            Fiscal Year          Amount
            -----------   ---------------------
               2001       $          1,712,000
               2002                  2,077,000
               2003                 -
               2004                 -
                          ---------------------
                          $          3,789,000
                          =====================

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, were agreed upon in connection with the FIL acquisition. Additional covenants limit borrowings, asset sales and dividends. The Company was in violation of certain financial covenants at August 26, 2000 and was granted waivers to such covenants by its lender. The Company is currently in discussions with its lender concerning new restrictive financial covenants for fiscal 2001.

7.  SALE OF WHOLLY OWNED BRAZILIAN SUBSIDIARY

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

8.  SALE OF WHOLLY OWNED MEXICAN SUBSIDIARY

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

9.  PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED ("FIL")

On November 15, 1999, the Company, and its newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA"), entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. Pursuant to the purchase agreement, the Notes are subject to post closing adjustments to the outstanding principle balance, based upon sales achievement during the next two calendar years and other post acquisition adjustments. As of August 26, 2000, the Company has recorded additional reserves for product returns and obsolete inventory with a corresponding increase in goodwill. The Company is currently in negotiations with the FIL selling shareholders concerning the fair value of the assets acquired as provided in the acquisition agreement. The outcome of these negotiations is still uncertain and although management believes that the ultimate outcome will substantially reduce subordinated notes payable to the FIL selling shareholders, such notes are unadjusted as of August 26, 2000.

In connection with the FIL acquisition, the Company assumed and entered into other notes payable with key employees and consultants for change in control and other liabilities amounting to $1,498,000 (See Note 10 of the Notes to Consolidated Financial Statements). Cash used to finance this transaction was derived from the sale of 21,667 shares of Series C Preferred Stock in October 1999 (See Note 15 of the Notes to Consolidated Financial Statements). The consideration paid by Tristar USA was arrived at through negotiations between the Company, Tristar USA, and FIL and was based on a variety of issues, including without limitation, earnings and revenue, the value of goodwill and the nature of alternative designer fragrance, cosmetic and bath and body industry.

The acquisition of FIL has been treated as a purchase acquisition for accounting purposes. Accordingly, net assets acquired have been adjusted to fair value as appropriate. The excess of the purchase price over the related fair value of net assets acquired of approximately $8 million has been recorded as goodwill to be amortized on a straight line basis over 20 years.

The following represents supplemental consolidated pro-forma information for the fifty-two weeks ended August 26, 2000 and August 28, 1999 assuming the FIL acquisition had occurred at the beginning of each respective period:

                                                   2000               1999
                                                (UNAUDITED)        (UNAUDITED)
                                              --------------     --------------
             Net Sales ....................   $   56,173,000     $   66,314,000

             Net Income/(Loss) applicable
               to common stock.............   $      658,000     $   (1,226,000)

             EPS ..........................   $          .04     $         (.07)

10.  SUBORDINATED LONG-TERM DEBT:

Subordinated debt as of August 26, 2000, consists of the following (See Note 9 of the Notes to Consolidated Financial Statements):

Notes to selling shareholders; senior subordinated debt; interest at prime payable annually; principal is payable in four
annual installments of $731,108 through November 2003  .........................   $ 2,683,000

Notes to key employees for change in control; senior subordinated debt;
interest at 7 1/2% payable quarterly; principal is payable in
twelve quarterly installments of $34,166 through November 2002  ................       282,000

Notes to consultant; senior subordinated debt; interest at prime payable quarterly; principal is payable in twelve quaterly
installments of $29,167 through November 2002  .................................       239,000

Notes to creditor; senior subordinated debt; interest at prime payable quarterly; principal is payable in 16 quarterly installments
of $37,436 through November 2003  ..............................................       446,000

Notes payable - other ..........................................................        30,000
                                                                                   -----------

Total subordinated debt ........................................................   $ 3,680,000

Less: current portion of subordinated debt .....................................      (945,000)
                                                                                   -----------
Total subordinated debt less current portion ...................................   $ 2,735,000
                                                                                   ===========

--------------------------------------------------------------------------------

Aggregate maturities of amounts outstanding under Subordinated debt is as follows as of August 26, 2000:

           Fiscal Year                        Amount
           -----------                  --------------------

               2001                     $            945,000
               2002                                1,307,000
               2003                                1,045,000
               2004                                  383,000
                                        ---------------------
                                        $          3,680,000
                                        =====================

The Company is currently in negotiations with the FIL selling shareholders concerning the fair value of assets acquired as provided in the acquisition agreement. The outcome of these negotiations is still uncertain and although management believes that the ultimate outcome will substantially reduce subordinated notes payable to the FIL selling shareholders, such notes are unadjusted as of August 26, 2000.

11.  RELATED PARTY TRANSACTIONS:

As of August 26, 2000, a majority of the Company's outstanding common stock (73%) is owned by companies under control of the Sheth Group. Effective April 22, 1998, the Sheth Group sold 700,000 shares of the Company's stock to a business associate. The purchase price was substantially lower than the price reported by NASDAQ, reflecting a discount from the market price due to the magnitude of the transaction and the relatively low trading volume of the Company's stock. This transaction reduced the Sheth Group holdings to 73% of the Company's outstanding stock.

The Company purchases finished goods and components from Sheth Group affiliates. During fiscal 2000, 1999 and 1998 the Company purchased approximately $2,777,000, $2,979,000, and $4,227,000, respectively, of such products.

The Company sold products to Sheth Group affiliates during fiscal 2000, 1999 and 1998 of approximately $2,960,000, $5,418,000, and $6,557,000, respectively.
Gross margins on these sales during fiscal 2000, 1999, and 1998 were 25%, 36% and 16%, respectively.

In fiscal 2000, 1999 and 1998, the Company incurred fees to directors of approximately $103,000, $206,000 and $279,000, respectively, of which approximately $72,000 and $27,000 were unpaid at August 28, 1999 and August 29, 1998, respectively. As of August 26, 2000, all incurred fees to directors have been paid.

At August 26, 2000, warrants to purchase 400,000 and 2,000,000 of the Company's common stock at an exercise price of $2.75 and $5.34 per share, respectively, were owned by the Sheth Group. The warrants are exercisable through 2003.

12.  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - RELATED PARTIES:

Related parties are the primary suppliers of the Company's cosmetics and are also suppliers of certain components. Related party accounts payable result from the purchase of those items. Related party accounts receivable result from the sale of the Company's products to related parties. The following summarizes the presentations at August 26, 2000 and August 28, 1999. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.

                                                         August 26, 2000    August 28, 1999
                                                         ---------------    ---------------
ACCOUNTS RECEIVABLE:
      Total accounts receivable-related parties ......   $     5,199,000    $     4,568,000
      Offset amount ..................................          (186,000)          (450,000)
                                                         ---------------    ---------------

      Net related parties receivables ................   $     5,013,000    $     4,118,000
                                                         ===============    ===============
ACCOUNTS PAYABLE:
      Total accounts payable-related parties .........   $     4,698,000    $     3,966,000
      Offset amount ..................................          (186,000)          (450,000)
                                                         ---------------    ---------------
      Net related parties payables ...................   $     4,512,000    $     3,516,000
                                                         ===============    ===============

Certain related party accounts receivable balances were determined not to be settled in the normal course of business. Accordingly, outstanding balances totaling $2,365,000 were reclassified to shareholder's equity at August 28, 1999. During fiscal 2000, the amount of these outstanding balances increased to $2,740,000. As of August 26, 2000, the Sheth Group settled this outstanding balance due to the Company. Payment was made by the redemption of 88,800 shares of Series B Convertible Preferred Stock, $.05 par value ("Series B Preferred"), issued to Nevell. The agreed to redemption value was determined to be $23.75 per share of Series B Preferred based upon the closing price of $5.938 per share of the Company's common stock on August 26, 2000. This amounted to $2,109,000 with the remaining $631,000 representing dividends in arrears. The difference between the stated redemption price of $29.00 and the agreed to price of $23.75 per Series B Preferred share amounted to $1,229,000 and was recorded to additional paid-in-capital. Federal witholding taxes on the dividends amounting to $189,227 will be remitted to the Company by the Sheth Group in satisfaction of this obligation and a related party receivable equal to such amount is reflected in the August 26, 2000 Consolidated Balance Sheet. As Part of this share redemption transaction, the Sheth Group agreed to transfer 12,500 shares of common stock owned by Transvit to the holders of the Company's Series C Preferred Stock.

13.  LEASES:

The future minimum lease payments required under capital leases (together with the present value of minimum lease payments) and future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year as of August 26, 2000 are as follows:

                                                       Operating       Capital
             Fiscal Year                                 Leases         Leases
-------------------------------------                  ----------      --------
         2001 ...................................      $  380,000      $  9,000
         2002 ...................................         219,000         9,000
         2003 ...................................         198,000         4,000
         2004 ...................................         164,000          --
         2005 ...................................          50,000          --
                                                       ----------      --------
Total minimum lease payments ....................      $1,011,000        22,000
                                                       ==========
Less imputed interest ...........................                        (1,000)
                                                                       --------

Present value of minimum lease payments .........                        21,000
Less current portion ............................                        (9,000)
                                                                       --------
Long-term portion ...............................                      $ 12,000
                                                                       ========

Certain of the above leases include escalation charges based on increases in real estate taxes, utilities and common maintenance charges.

Rental expense for fiscal 2000, 1999 and 1998 amounted to approximately $783,000, $788,000, and $745,000, respectively.

14.  INCOME TAXES:

The components of income (loss) before income taxes are as follows:


                                          Years Ended
                       -------------------------------------------------------
                       August 26, 2000    August 28, 1999     August 29, 1998
                       ----------------   ----------------    ----------------
Domestic ...........   $      1,770,000   $        300,000    $       (495,000)
Foreign ............               --              129,000            (934,000)
                       ----------------   ----------------    ----------------
                       $      1,770,000   $        429,000    $     (1,429,000)
                       ================   ================    ================

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

Income tax expense (benefit) consists of the following:

                                     Current        Deferred        Total
                                   ------------   ------------   ------------
Year ended August 26, 2000
      U.S. Federal .............   $     97,000   $       --     $     97,000
      State ....................           --             --             --
                                   ------------   ------------   ------------
                                   $     97,000   $       --     $     97,000
                                   ============   ============   ============
Year ended August 28, 1999
      U.S. Federal .............   $      7,000   $       --     $      7,000
      State ....................           --             --             --
                                   ------------   ------------   ------------
                                   $      7,000   $       --     $      7,000
                                   ============   ============   ============

Year ended August 29, 1998
      U.S. Federal .............   $     62,000   $       --     $     62,000
      State ....................           --             --             --
                                   ------------   ------------   ------------
                                   $     62,000   $       --     $     62,000
                                   ============   ============   ============

Income tax expense in fiscal 2000, 1999 and 1998 differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes as a result of the following:

                                                             August 26,      August 28,      August 29,
                                                            ------------    ------------    ------------
                                                               2000            1999            1998
                                                            ------------    ------------    ------------
Computed expected tax expense (benefit) .................   $    655,000    $    159,000    $   (522,000)
Increase (decrease) in income taxes resulting from:
      Net operating loss carryforward utilized ..........       (657,000)        (46,000)           --
      Warrant expenses not deductible for income tax
          Purposes ......................................                           --            22,000
      Foreign subsidiary (income) loss not included for
          Income tax purposes ...........................                        (36,000)        327,000
      U.S. loss providing no current year benefit .......                           --           558,000
      Deferred tax asset valuation allowance inclusive of
      other items providing no current period benefit ...      1,084,000        (518,000)       (287,000)
      Alternative minimum tax ...........................         63,000           7,000            --
      Prior year return to provision adjustments ........       (913,000)       (518,000)         62,000
      IRS settlement impact on net operating
      loss
      carryforward ......................................           --           925,000            --
      Other, net ........................................       (135,000)         34,000         (98,000)
                                                            ------------    ------------    ------------
Total income tax expense ................................   $     97,000    $      7,000    $     62,000
                                                            ============    ============    ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 26, 2000 and August 28, 1999 are presented below:

                                                                                  August 26, 2000    August 28, 1999
                                                                                  ---------------    ---------------
Deferred tax assets:
      Accounts receivable, principally due to allowance for doubtful accounts
          and sales returns ...................................................   $     1,184,000    $       469,000
      Inventories, principally due to allowance for obsolescence and difference
          in certain costs capitalized for tax purposes .......................           144,000            174,000
      Packaging design costs ..................................................           145,000            270,000
      Accrued expenses, principally due to accrual of related party interest
          expense for financial reporting purposes ............................           867,000            841,000
      Net operating loss carryforward .........................................         3,302,000          2,852,000
      Alternative minimum tax credit carryforwards ............................           363,000            306,000
                                                                                  ---------------    ---------------
Total deferred tax assets .....................................................         6,005,000          4,912,000
Less valuation allowance ......................................................        (5,111,000)        (4,027,000)
                                                                                  ---------------    ---------------
                                                                                          894,000            885,000
                                                                                  ---------------    ---------------
Deferred tax liabilities:
      LIFO reserve ............................................................          (194,000)          (207,000)
      Plant and equipment, principally due to differences in depreciation .....          (700,000)          (678,000)
                                                                                  ---------------    ---------------
Total deferred tax liabilities ................................................          (894,000)          (885,000)
                                                                                  ---------------    ---------------
Net deferred tax asset ........................................................   $          --      $          --
                                                                                  ===============    ===============

The valuation allowance for deferred taxes increased during fiscal 2000 by $1,084,000 and decreased in 1999 by $407,000. In assessing the realizability of deferred tax assets under the guidelines of SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. While management anticipates generating future taxable income, a valuation allowance of $5,111,000 has been recorded at August 26, 2000 in accordance with SFAS No. 109 to reduce the net deferred tax asset to zero due to the uncertainty of realizing the benefits of these deductible differences.

At August 26, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,924,000 which are available to offset future federal taxable income, if any, through 2019. The Company also has alternative minimum tax credit carryforwards of approximately $363,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

15.  PREFERRED STOCK:

To strengthen the financial position of the Company, effective December 11, 1996, Transvit Manufacturing Corporation ("Transvit"), a related party and principal stockholder, agreed to convert a $4,666,000 subordinated note payable into 666,529 shares of the Company's Series A convertible nonvoting preferred stock. The preferred stock has cumulative preferred dividends of $0.315 per share and a preferred distribution of $7.00 per share plus accrued and unpaid dividends. Each share of the Series A preferred stock is convertible, at the option of Transvit, into one share of the Company's common stock. The Company can redeem the shares of Series A preferred stock at any time for cash of $7 per share, plus all accrued and unpaid dividends. The Company redeemed 129,387 shares of the Series A Stock in connection with the sale of its wholly-owned Mexican subsidiary in fiscal 1999. See Note 8 of the Notes to Consolidated Financial Statements. At August 26, 2000, cumulative dividends in arrears on the Series A preferred stock approximated $612,000.

In a subsequent transaction effective February 21, 1997, Nevell, the holder of a subordinated long-term promissory note in the principal amount of $4,000,000, converted $3,500,000 of that note into 120,690 shares of the Company's Series B convertible nonvoting preferred stock. The Series B preferred stock has cumulative preferred dividends of $2.03 per share and a preferred distribution of $29.00 per share plus accrued and unpaid dividends. Each share of the Series B preferred stock is convertible, at the option of Nevell, into four shares of the Company's common stock. The Company can redeem the shares of Series B preferred stock at any time for cash of $29.00 per share ($7.25 per common share), plus all accrued and unpaid dividends. At August 26, 2000, cumulative dividends in arrears on the Series B preferred stock approximated $224,000. The Company redeemed 88,800 shares of the Series B Preferred in connection with the settlement of certain accounts receivable balances due from the Sheth Group as of August 26, 2000. See Note 12 of the Notes to Consolidated Financial Statements.

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

Effective September 3, 1998, the Company completed a private placement whereby it sold 78,333 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred Stock") to a private investor for $60 per share. Each share of Series C Preferred Stock is convertible into 11.0345 common shares at a conversion price of $5.44 per share. In addition, the Company issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of between $4.00 and $6.28 per share. The Company received proceeds of approximately $4,700,000 in such private placement. On the date of the issuance of the Series C Preferred Stock, the closing bid price of the Company's common stock as reported by the NASDAQ was $5.44. The Series C Preferred Stock conversion ratio was based on this closing bid price at date of issuance. The common stock warrants issued to the holders of the Series C Preferred Stock were valued at approximately $307,000 utilizing the Black Scholes Method. Additionally, the Company incurred costs totaling $374,000 in connection with the Series C Preferred Stock sale. The value of the common stock warrants and the issuance costs have been accounted for as a beneficial conversion feature to the preferred shareholders and thus have been charged directly to accumulated deficit and have been reflected as a reduction in net income applicable to common stock.

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

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The dividend is payable quarterly ($1.20 per share). The dividends may be paid by issuance of additional shares of Series C Preferred Stock except such shares bear a cumulative cash dividend of $7.80 per share annually. Dividends of approximately $468,000 were paid in cash on the Series C Preferred Stock during the fifty-two week period ended August 26, 2000. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60.00 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying value of amounts outstanding under the Credit Agreement approximates fair value as the interest rates approximate those currently offered to the Company for debt with similar maturities. The carrying amounts of subordinated debt approximate fair value.

17.  STOCK OPTION PLANS:

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

Under the Plans, the Company is authorized to issue up to 1,800,000 shares of Common Stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and other similar stock-based awards.

The stock options granted in fiscal 2000, 1999 and 1998 have contractual terms of 10 years and an exercise price equal to the fair market value of the stock at grant date. The options vest over various vesting schedules. Most vest ratably at the rate of 20% per year beginning on the date of grant or the first anniversary of the date of grant. Others vest according to shorter schedules.

A summary of the status of the Company's stock options as of August 26, 2000, August 28, 1999 and August 29, 1998 and the changes during the years then ended are presented below:

                                                                         Options Outstanding
                                         ------------------------------------------------------------------------------------------
                                                   2000                           1999                           1998
                                         ----------------------------   ----------------------------   ----------------------------
                                                         Weighted                       Weighted                       Weighted
                                          Number of       Average       Number of        Average       Number of        Average
                                           Shares      Exercise Price     Shares      Exercise Price     Shares      Exercise Price
                                         ----------    --------------   ----------    --------------   ----------    --------------
Outstanding at beginning of the year .    1,755,000    $         6.24    1,462,500    $         8.99    1,175,711    $         8.20
Granted ..............................      405,000    $         5.78      302,500    $         5.78      580,000    $        10.37
Exercised ............................       (5,000)   $         1.44            0               N/A       (7,000)   $         6.88
Forfeited ............................     (108,000)   $         5.90      (10,000)   $         4.81     (252,958)   $         8.93
Expired ..............................            0               N/A            0               N/A      (33,253)   $         7.32
                                         ----------    --------------   ----------    --------------   ----------    --------------

Outstanding at end of year ...........    2,047,000    $         6.18    1,755,000    $         6.24    1,462,500    $         8.99
                                         ==========    ==============   ==========    ==============   ==========    ==============

Exercisable at end of year ...........    1,264,000    $         6.23    1,018,000    $         6.31      588,500    $         8.35
                                         ==========    ==============   ==========    ==============   ==========    ==============
Weighted average fair value of options
    Granted ..........................            $     2.57                   $     2.70                     $     4.57
                                         ============================   ============================   ============================

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2000, 1999 and 1998: dividend yield of 0%; risk-free interest rates ranging from 5.18% to 5.19%; an expected life of options of 6 years; and a volatility ranging from 33.48% to 41.88% for all grants.

The following table summarizes information about stock options oustanding at August 26, 2000:

                                             Options Outstanding                       Options Exercisable
                                 -----------------------------------------------   ----------------------------
                                                  Weighted          Weighted                        Weighted
                                   Number     Average Remaining      Average         Number          Average
    Range of Exercise Price      Outstanding  Contractual Life    Exercise Price   Exercisable   Exercise Price
    -----------------------      -----------  -----------------   --------------   -----------   --------------
           $4.81 to $6.88          2,047,000               7.28   $         6.18     1,264,000   $         6.23
    =======================      ===========  =================   ==============   ===========   ==============

SFAS 123 establishes a fair value of accounting for stock-based compensation plans. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), net loss applicable to common stock and net loss per common share would approximate the pro forma amounts below:

                                             August 26, 2000                August 28, 1999                 August 29, 1998
                                        ---------------------------    ----------------------------    ----------------------------
                                              As            Pro             As             Pro               As             Pro
                                           Reported        Forma         Reported          Forma          Reported         Forma
                                        -------------   -----------    -------------    -----------    -------------    -----------
SFAS 123 Charge .....................            --     $ 1,033,000             --      $ 2,199,000    $        --      $ 2,005,000
APB 25 Charge .......................            --            --               --             --               --             --
Net income (loss) ...................   $   1,673,000   $   640,000    $     422,000    $(1,777,000)   $  (1,491,000)   $(3,496,000)
Net income (loss) applicable
To common stock .....................   $     420,000   $  (613,000)   $  (1,056,000)   $(3,255,000)   $  (1,944,000)   $(3,949,000)
Basic EPS ...........................   $        0.03   $     (0.04)   $       (0.06)   $     (0.19)   $       (0.12)   $     (0.24)
Diluted EPS .........................   $        0.02   $     (0.04)   $       (0.06)   $     (0.19)   $       (0.12)   $     (0.24)

The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1995 fiscal year.

On November 17, 1998, the Board of Directors approved a plan to reprice all outstanding options. Accordingly, all outstanding options as of December 9, 1998 were repriced to $6.31, the common stock market price at that date.

On February 3, 2000, the Board of Directors agreed to terminate and reissue a non-qualified stock option agreement covering 480,000 options to an existing board member. Among other things, the reissued agreement eliminates certain conditions for early forfeiture. The option price and terms under the reissued agreement remain consistent with the original agreement that was simultaneously terminated. The market value of the Company's common stock was less than the option price stated in the agreement on the amendment date.

18.  BENEFIT PLAN:

Substantially all of the Company's full time employees are eligible to participate in the Company's 401(k) Plan. The Plan specifies that one-half of the Company's matching contribution is to be paid by the issuance of common stock based on the closing price at the end of each calendar quarter. During fiscal 2000, 1999 and 1998, a total of 10,050, 7,366 and 4,924, respectively, of such shares were issued to the Plan. Contributions including the issuance of Common Stock to the Plan were $ 122,000 in 2000, $106,000 in 1999, and $106,000 in 1998.

19.  COMMITMENTS AND CONTINGENCIES:

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of any of these proceedings will not have a material adverse effect on the Company's financial condition.

20.  CLASS ACTION LITIGATION:

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

The Company has recorded legal and professional expenses associated with the stockholder litigation settlement and other related events that were the subject of an internal investigation by a Special Committee of the Board of Directors. These expenses were approximately $21,000, $69,000 and $230,000 in fiscal 2000, 1999 and 1998, respectively.

21.  FOREIGN SALES:

During fiscal 1999 and 1998, prior to the Company's disposition of its Mexican and Brazilian subsidiaries, the Company exported a significant portion of its sales directly through these subsidiaries. For the years ended August 26, 2000, August 28, 1999 and August 29, 1998, these sales were $16,458,000 (30% of net sales), $20,712,000 (37% of net sales) and $29,690,000 (44% of net sales), respectively. These customers are primarily located in Latin America. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries ("indirect exports"). The volume of the indirect exports, which may be significant, could only be estimated as customers do not provide that information to the Company.

22.  QUARTERLY RESULTS (UNAUDITED):

Summarized quarterly results for 2000 and 1999 are as follows:

                                                                                        2000 Quarter Ended
                                                                  ------------------------------------------------------------------
                                                                     Nov. 27          Feb. 26            May 27            Aug. 26
                                                                  ------------      ------------      ------------      ------------
Net Sales ...................................................     $ 13,464,000      $ 13,624,000      $ 12,011,000      $ 16,509,000
Gross Profit ................................................        4,298,000         4,129,000         3,817,000         6,065,000
Net Income (Loss) ...........................................          386,000          (179,000)          133,000         1,333,000
Net Income (Loss) Applicable to
      Common Stock ..........................................         (166,000)         (433,000)          (90,000)        1,109,000
Net Income (Loss) Per Common Share
      Basic .................................................     $       (.01)     $       (.03)     $       (.01)     $        .07
      Diluted ...............................................     $       (.01)     $       (.03)     $       (.01)     $        .06
                                                                                         1999 Quarter Ended
                                                                  ------------------------------------------------------------------
                                                                     Nov. 28          Feb. 27            May 29            Aug. 28
                                                                  ------------      ------------      ------------      ------------
Net Sales ...................................................     $ 15,075,000      $ 13,440,000      $ 13,436,000      $ 14,043,000
Gross Profit ................................................        4,469,000         3,575,000         3,601,000         4,482,000
Net Income (Loss) ...........................................          224,000          (510,000)           10,000           698,000
Net Income (Loss) Applicable to Common Stock ................         (624,000)         (747,000)         (187,000)          502,000
Net Income (Loss) Per Common Share
      Basic .................................................     $       (.04)     $       (.04)     $       (.01)     $        .03
      Diluted ...............................................     $       (.04)     $       (.04)     $       (.01)     $        .03

23. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company must adopt SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal 2001. The Company has completed assessing the impact adoption of this standard will have and has concluded that there is no expected material effect on its financial presentation and results of operations as a result of this standard.

In December 1999, the Securities and Exchage Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Adoption of SAB No. 101 is required by the fourth quarter of fiscal 2001. The Company is in the process of evaluating the effect adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations.

                                  SCHEDULE II

                      TRISTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                         COLUMN B                    COLUMN C                      COLUMN D         COLUMN E
-------------------------------------------------------------------------------------------------------------------------------

                                                                        ADDITIONS
                                                             --------------------------------
                                                                 (1)             (2)
                                         BALANCE AT          CHARGED TO        CHARGED TO                          BALANCE AT
                                          BEGINNING           COSTS AND      OTHER ACCOUNTS-       DEDUCTIONS-        END
                                          OF PERIOD           EXPENSES          DESCRIBE            DESCRIBE *     OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:

 Year ended August 26, 2000                 $651,000            $608,000              -               $407,000        $852,000

 Year ended August 28, 1999                 $895,000            $886,000              -             $1,130,000        $651,000

 Year ended August 29, 1998               $1,052,000            $998,000              -             $1,155,000        $895,000

-------------------------------------------------------------------------------------------------------------------------------

*     Uncollectible accounts written off, net of recoveries.
-------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                         COLUMN B                            COLUMN C            COLUMN D         COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                             --------------------------------
                                                                 (1)             (2)
                                         BALANCE AT          CHARGED TO        CHARGED TO                          BALANCE AT
                                          BEGINNING           COSTS AND      OTHER ACCOUNTS-       DEDUCTIONS-        END
                                          OF PERIOD           EXPENSES          DESCRIBE            DESCRIBE *     OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
Inventory reserves:

 Year ended August 26, 2000                 $305,000            $292,000         $1,290,000           $345,000      $1,542,000

 Year ended August 28, 1999                 $490,000            $170,000              -               $355,000        $305,000

 Year ended August 29, 1998               $1,381,000            $720,000              -             $1,611,000        $490,000

-------------------------------------------------------------------------------------------------------------------------------

**    Additional reserves required relating to the acquisition of FIL

***   Write-offs against the reserve