Form 10-Q
period 2000-11-25
TRISTAR CORP
filed 2001-01-09
CIK 737203

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 25, 2000
                                      -------------------

                                      -OR-

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


           105 ST. MARY'S STREET, SUITE 1800, SAN ANTONIO, TEXAS 78205
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

             ON JANUARY 8, 2001, THERE WERE OUTSTANDING 16,786,756 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
Item 1.Financial Statements (Unaudited)

       Consolidated balance sheets--November 25, 2000 and August 26, 2000        3

       Consolidated statements of operations--thirteen week periods              5
              ended November 25, 2000 and November 27, 1999, respectively

       Consolidated statement of shareholders' equity -- thirteen weeks          6
              ended November 25, 2000

       Consolidated statements of cash flows--thirteen week periods ended        7
              November 25, 2000 and November 27, 1999, respectively

       Notes to consolidated financial statements--November 25, 2000             8


Item 2.Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             14

Item 3.Qualitative and Quantitative Disclosure About Market Risk                16

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                       18

Item 2. Changes in Securities                                                   18

Item 3. Defaults Upon Senior Securities                                         18

Item 4. Submission of Matters to a Vote of Security Holders                     18

Item 5. Other Information                                                       18

Item 6. Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                      19

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      TRISTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     NOVEMBER 25,
                                                                          2000       AUGUST 26,
                        ASSETS                                        (UNAUDITED)      2000 *
                                                                     ------------   ------------
Current assets:
  Cash ...........................................................   $    294,000   $    124,000
  Accounts receivable, less allowance for doubtful accounts
    of $802,000 and $852,000, respectively .......................     19,073,000     19,577,000
  Accounts receivable - related parties - net ....................      2,414,000      2,311,000
  Inventories ....................................................     14,701,000     13,482,000
  Other current assets ...........................................        336,000        340,000
                                                                     ------------   ------------
    Total current assets .........................................     36,818,000     35,834,000
                                                                     ------------   ------------
Property, plant and equipment, less accumulated depreciation
  of $12,121,000 and $11,774,000 .................................      8,421,000      8,271,000
                                                                     ------------   ------------
Other assets:
  Goodwill, less accumulated amortization of $333,000 and $267,000      7,919,000      7,986,000
  Other assets ...................................................        215,000        287,000
                                                                     ------------   ------------
    Total other assets ...........................................      8,134,000      8,273,000
                                                                     ------------   ------------
Total assets .....................................................   $ 53,373,000   $ 52,378,000
                                                                     ============   ============

* Prepared from audited financial statements for the year ended August 26, 2000


     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                           NOVEMBER 25,
                                                                              2000          AUGUST 26,
         LIABILITIES AND SHAREHOLDERS' EQUITY                              (UNAUDITED)        2000 *
                                                                           ------------    ------------
Current liabilities:
  Revolving credit agreement borrowings ................................   $ 14,877,000    $ 15,167,000
  Accounts payable--trade ..............................................      9,891,000       8,457,000
  Accounts payable--related parties - net ..............................      1,167,000       1,809,000
  Accrued expenses .....................................................      8,726,000       8,179,000
  Current portion of capital lease obligations .........................          9,000           9,000
  Current portion of long-term debt ....................................      1,796,000       1,712,000
  Current portion of subordinated debt .................................        945,000         945,000
                                                                           ------------    ------------
    Total current liabilities ..........................................     37,411,000      36,278,000

Long-term debt, less current portion ...................................      1,862,000       2,077,000
Subordinated debt, less current portion ................................      2,673,000       2,735,000
Obligations under capital leases, less current portion .................         11,000          12,000
                                                                           ------------    ------------
   Total liabilities ...................................................     41,957,000      41,102,000
                                                                           ------------    ------------
Commitments and contingencies (Note 5)

Shareholders' equity (deficit):
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares issued and outstanding ....................      3,760,000       3,760,000
    Series B,  31,890 shares issued and outstanding ....................      1,173,000       1,173,000
    Series C, 100,000 respectively, shares issued and outstanding ......      6,133,000       6,133,000
  Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 16,786,756 shares and 16,783,909
     shares, respectively ..............................................        168,000         168,000
  Additional paid-in-capital ...........................................     14,740,000      14,723,000
  Accumulated deficit ..................................................    (14,558,000)    (14,681,000)
                                                                           ------------    ------------
    Total shareholders' equity .........................................     11,416,000      11,276,000
                                                                           ------------    ------------
Total liabilities and shareholders' equity .............................   $ 53,373,000    $ 52,378,000
                                                                           ============    ============

*  Prepared from audited financial statements for the year ended August 26, 2000

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                   NOVEMBER 25,    NOVEMBER 27,
                                                       2000            1999
                                                   ------------    ------------
Net sales ......................................   $ 13,378,000    $ 13,464,000

Cost of sales ..................................      8,915,000       9,166,000
                                                   ------------    ------------
Gross profit ...................................      4,463,000       4,298,000

Selling, general and administrative expenses ...      3,674,000       3,458,000
                                                   ------------    ------------
Income from operations .........................        789,000         840,000

Other income (expense):
    Interest expense ...........................       (586,000)       (421,000)
    Other ......................................         45,000         (30,000)
                                                   ------------    ------------
Income before provision for income taxes .......        248,000         389,000

Provision for income taxes .....................          5,000           3,000
                                                   ------------    ------------
Net income .....................................   $    243,000    $    386,000
                                                   ------------    ------------
Less:
    Preferred stock dividends ..................       (178,000)       (211,000)
    Beneficial conversion feature ..............           --          (341,000)
                                                   ------------    ------------
Net income (loss) applicable to common stock ...   $     65,000    $   (166,000)
                                                   ============    ============
Income (loss) per common share:

    Basic ......................................   $       --      $       (.01)
                                                   ============    ============
    Diluted ....................................   $       --      $       (.01)
                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     THIRTEEN WEEKS ENDED NOVEMBER 25, 2000

                                                                                 PREFERRED STOCK
                                                      ------------------------------------------------------------------------
                                   COMMON STOCK             SERIES A                 SERIES B                 SERIES C
                              ---------------------   ----------------------   ----------------------   ----------------------
                                NUMBER                  NUMBER                  NUMBER                   NUMBER
                               OF SHARES    AMOUNT    OF SHARES     AMOUNT     OF SHARES     AMOUNT     OF SHARES     AMOUNT
                              ----------   --------   ---------   ----------   ---------   ----------   ---------   ----------
Balance, August 26, 2000* .   16,783,909   $168,000     537,142   $3,760,000      31,890   $1,173,000     100,000   $6,133,000

Net income ................

Preferred Stock Dividends .

Contribution to 401(k) Plan        2,847       --
                              ----------   --------   ---------   ----------   ---------   ----------   ---------   ----------
Balance, November 25, 2000    16,786,756   $168,000     537,142   $3,760,000      31,890   $1,173,000     100,000   $6,133,000
                              ==========   ========   =========   ==========   =========   ==========   =========   ==========
                                 ADDITIONAL      ACCUMULATED
                               PAID-IN-CAPITAL     DEFICIT
                               ---------------   ------------
Balance, August 26, 2000* .    $    14,723,000   $(14,681,000)

Net income ................                           243,000

Preferred Stock Dividends .                          (120,000)

Contribution to 401(k) Plan             17,000
                               ---------------   ------------
Balance, November 25, 2000     $    14,740,000   $(14,558,000)
                               ===============   ============

*Prepared from audited financial statements for the year ended August 26, 2000.

     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED
                                                               ----------------------------
                                                               NOVEMBER 25,    NOVEMBER 27,
                                                                  2000             1999
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .............................................   $    243,000    $    386,000
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Depreciation .........................................        340,000         355,000
      Other amortization costs .............................        105,000          22,000
      Provision for losses on accounts receivable ..........           --           193,000
      Provision for inventory allowances ...................         55,000         125,000
      Issuance of stock in connection with 401(k) plan .....         17,000            --
      Amortization of warrant valuation ....................          5,000           3,000
      Amortization of deferred loan costs ..................         63,000          66,000
      Change in operating assets and liabilities:
         Accounts receivable ...............................        504,000      (1,959,000)
         Accounts receivable affiliates ....................       (103,000)       (117,000)
         Inventories .......................................     (1,274,000)     (1,611,000)
         Other assets ......................................         (1,000)       (220,000)
         Accounts payable ..................................      1,434,000        (496,000)
         Accounts payable affiliates .......................       (642,000)         19,000
         Accrued expenses ..................................        547,000         649,000
                                                               ------------    ------------
      Net cash provided by (used in) operating activities ..      1,293,000      (2,585,000)
                                                               ------------    ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Capital expenditures ...................................       (490,000)       (312,000)
    Investment in business acquisition; net of cash acquired           --          (579,000)
                                                               ------------    ------------
      Net cash used in investing activities ................       (490,000)       (891,000)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of revolving credit facility .................    (14,436,000)    (16,976,000)
    Borrowings under revolving credit facility .............     14,147,000      19,086,000
    Proceeds from long-term debt ...........................        270,000         547,000
    Principal payments under long-term debt ................       (493,000)       (365,000)
    Principal payments on capital leases ...................         (1,000)        (34,000)
    Issuance of Preferred Stock Series C ...................           --         1,300,000
    Payment of issuance costs for Preferred Stock Series C .           --           (22,000)
    Payment of dividends on Preferred Stock Series C .......       (120,000)       (108,000)
                                                               ------------    ------------
      Net cash provided by (used in) financing activities ..       (633,000)      3,428,000
                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH ............................        170,000         (48,000)
CASH AT BEGINNING OF PERIOD ................................        124,000          90,000
                                                               ------------    ------------
CASH AT END OF PERIOD ......................................   $    294,000    $     42,000
                                                               ============    ============

Supplemental disclosure of noncash financing and investing activities:

    FIRST QUARTER 2000

    The Company purchased all of the capital stock of FIL for $730,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired ..........................           $ 11,795,000
Value of options issued ................................               (307,000)
Cash paid for the capital stock ........................               (730,000)
                                                                   ------------
   Liabilities assumed .................................           $ 10,758,000


     See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 25, 2000

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

The accompanying unaudited consolidated financial statements include the accounts of Tristar Corporation and its subsidiaries. Effective November 1, 1999, the Company, through a newly formed wholly owned subsidiary, Tristar USA, Inc. ("Tristar USA") acquired Fragrance Impressions Limited (See Note 7 of the Notes to Consolidated Financial Statements for further details).

Certain prior period amounts have been reclassified to conform to the current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 25, 2000 are not necessarily indicative of the results that may be expected for the year ending August 25, 2001.

NOTE 2: EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations, as required by SFAS No. 128, is presented below:

                                                                     THIRTEEN WEEKS ENDED
                                                                  ---------------------------
                                                                  NOVEMBER 25,   NOVEMBER 27,
                                                                      2000           1999
                                                                  ------------   ------------
Basic EPS:

    Net income (loss) applicable to common stock ..............   $     65,000   $   (166,000)

    Weighted-average number of common shares outstanding ......     16,784,503     16,769,724
                                                                  ------------   ------------
Basic EPS .....................................................   $       --     $       (.01)
                                                                  ============   ============

Diluted EPS (1):
    Net income (loss) applicable to common stock ..............   $     65,000   $   (166,000)

    Weighted-average number of common shares outstanding ......     16,784,503     16,769,724

    Add:  effects of assumed exercise of options and warrants
      Exercise of stock options ...............................          6,867           --

      Exercise of warrants ....................................        196,190           --
                                                                  ------------   ------------

      Weighted-average number of common shares outstanding plus
      shares from assumed exercise of options and warrants ....     16,987,560     16,769,724
                                                                  ------------   ------------
Diluted EPS ...................................................   $       --     $       (.01)
                                                                  ============   ============

1. Options to purchase 1,977,000 shares of common stock and warrants to purchase 2,175,000 shares of common stock were outstanding at November 25, 2000 but were not included in the computation of diluted EPS because the options' and warrants' exercise price was greater than the average market price of the common shares and would have an anti-dilutive effect. Dilutive EPS equals basic EPS for the thirteen week period November 27, 1999, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3: INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:

                                                November 25,         August 26,
                                                   2000                2000
                                               ------------        ------------
Raw materials ..........................       $  6,555,000        $  7,331,000

Work-in-process ........................          1,512,000           1,498,000

Finished goods .........................          7,962,000           6,575,000
                                               ------------        ------------
                                                 16,029,000          15,404,000

Reserves for market valuation ..........         (1,043,000)         (1,542,000)

LIFO valuation allowance ...............           (285,000)           (380,000)
                                               ------------        ------------
                                               $ 14,701,000        $ 13,482,000
                                               ============        ============

NOTE 4: CREDIT AGREEMENT BORROWINGS

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings; with a $4,500,000 sub-limit allocated to support the requirements of Tristar USA (See Note 7 of the Notes to Consolidated Fiancial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At November 25, 2000, the Revolving Credit bore interest at rates of 10.50% and 10.125%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of November 25, 2000 approximated $663,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change", as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (10% at November 25, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity. As of November 25, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,430,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (10% at November 25, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a three-year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of November 25, 2000, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,228,000. Principal payments are currently set at the rate of $93,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, are set annually and have been agreed upon by the Company's lender for fiscal 2001. Additional covenants limit borrowings, asset sales and dividends. As of November 25, 2000, the Company was in compliance with respect to each restrictive financial covenant.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is subject to ordinary and routine litigation arising out of the conduct of its business. Management believes that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition.

NOTE 6: RELATED PARTY TRANSACTIONS

Certain suppliers of fragrance product components and the primary suppliers of cosmetic products are affiliates of the Sheth Group who beneficially own 73% of the Company's outstanding common stock. Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to those and other affiliates of the Sheth Group. The payables and receivables balances for individual parties are offset for presentation purposes and the net balance of accounts receivable or accounts payable is presented on the balance sheet. Related party payables also include payables due members of the Company's Board of Directors which result, in the normal course of business, from expenses associated with Board and related committee meetings. The following summarizes the presentations at November 25, 2000 and August 26, 2000.


                                                    November 25,    August 26,
                                                        2000           2000
                                                    ------------   ------------
ACCOUNTS RECEIVABLE:

Total accounts receivable-related parties .......   $  2,414,000   $  2,330,000

Offset amount ...................................           --          (19,000)
                                                    ------------   ------------
Net related parties receivables .................   $  2,414,000   $  2,311,000
                                                    ============   ============

ACCOUNTS PAYABLE:

Total accounts payable-related parties ..........   $  1,167,000   $  1,828,000

Offset amount ...................................           --          (19,000)
                                                    ------------   ------------
Net related parties payables ....................   $  1,167,000   $  1,809,000
                                                    ============   ============

The Company purchases finished goods and fragrance product components from Sheth Group affiliates and other related parties. During the thirteen week period ended November 25, 2000, and for the comparable period in fiscal 2000, the Company purchased approximately $817,000 and $816,000, respectively.

During the thirteen week period ended November 25, 2000, and for the comparable period in fiscal 2000, the Company sold products to Sheth Group affiliates in the amounts of approximately $453,000 and $661,000, respectively.

NOTE 7: PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED

On November 15, 1999, the Company and its newly formed wholly owned subsidiary, Tristar USA, Inc., entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. Pursuant to the purchase agreement, the Notes are subject to post closing adjustments to the outstanding principle balance, based upon sales achievement during the next two calendar years and other post acquisition adjustments. As of November 25, 2000, the Company has recorded additional reserves for product returns and obsolete inventory with a corresponding increase in goodwill. The Company is currently in negotiations with the FIL selling shareholders concerning the fair value of the assets acquired as provided in the acquisition agreement. The outcome of these negotiations is still uncertain and although management believes that the ultimate outcome will substantially reduce subordinated notes payable to the FIL selling shareholders, such notes are unadjusted as of November 25, 2000.

In connection with the FIL acquisition, the Company assumed and entered into other notes payable with key employees and consultants for change in control and other liabilities amounting to $1,498,000. Cash used to finance this transaction was derived from the sale of 21,667 shares of Series C Preferred Stock in October 1999 (See Note 8 of the Notes to Consolidated Financial Statements). The consideration paid by Tristar USA was arrived at through negotiations between the Company, Tristar USA, and FIL and was based on a variety of issues, including without limitation, earnings and revenue, the value of goodwill and the nature of alternative designer fragrance, cosmetic and bath and body industry.

The acquisition of FIL has been treated as a purchase acquisition for accounting purposes. Accordingly, net assets acquired have been adjusted to fair value as appropriate. The excess of the purchase price over the related fair value of net assets acquired of approximately $8 million has been recorded as goodwill to be amortized on a straight line basis over 20 years.

The following represents supplemental consolidated pro-forma information for the thirteen weeks ended November 27, 1999 assuming the FIL acquisition had occurred at the beginning of such period:

                                             2000
                                         (UNAUDITED)
                                         ------------
         Net Sales ..............        $ 14,029,000

         Net loss applicable
         to common stock ........        $ (1,013,000)

         Loss per share .........        $       (.06)


NOTE 8: PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary and settlement of outstanding receivable balances due from related parties, both of which resulted in the redemption of a portion of such Series A and B Preferred shares and payment of the applicable dividends in arrears. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week period ended November 25, 2000, totaling approximately $58,000 have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $895,000 at November 25, 2000. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's lender in connection with the existing Credit Agreement.

The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class. Dividends of $120,000 were paid on the Series C Preferred Stock during the thirteen week period ended November 25, 2000.

NOTE 9: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company has adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal 2001, as required. The Company has completed assessing the impact adoption of this standard will have and has concluded that there is no material effect on its financial presentation and results of operations as a result of this standard.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Adoption of SAB No. 101 is required by the fourth quarter of fiscal 2001. The Company is in the process of evaluating the effect adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation statements that use terminology such as "anticipate", "believe," "continue," "estimate," "expect," "intend," "may,", "plan," "predict," "should," "will," and similar expressions, are forward-looking statements. These forward-looking statements include, among other things, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this document are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in fragrance components, fragrance and cosmetic prices and underlying demand and availability of fragrance components; changes in the cost or availability of means of transporting products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; the extent of the Company's success in developing and marketing new product lines; state and federal environmental, economic, safety and other policies and regulations, and changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters; actions of customers and competitors; economic conditions affecting the areas in which the Company's products are marketed; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in other of the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIODS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999

For the thirteen week period ended November 25, 2000, the Company recorded consolidated net income of $243,000, a decrease of $143,000, compared to consolidated net income of $386,000 for the thirteen week period ended November 27, 1999. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded net income applicable to common stock of $65,000 and a net loss applicable to common stock of $166,000 or $.01 per diluted share for the thirteen week periods ended November 25, 2000 and November 27, 1999, respectively.

NET SALES

Net sales were $13,378,000 for the thirteen week period ended November 25, 2000, a slight decrease versus net sales of $13,464,000 for the comparable period in fiscal 2000. The decrease in the thirteen week period ended November 25, 2000 was primarily due to lower volume in the Latin America and U.S. wholesale markets and lower sales to related parties. This decrease was almost entirely offset by sales increases in the U.S. chain, specialty chain and mass merchandise market primarily relating to the acquisition of FIL (See Note 7 of the Notes to Consolidated Financial Statements).

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen week period ended November 25, 2000, the Company experienced a decline mainly in the Latin America and U.S. wholesale channels. These markets continue to experience significant turmoil relating to instability in overall financial conditions existing in the world's emerging markets. This decline was almost entirely offset by sales increases in the U.S. chain, specialty chain and mass merchandise channel primarily relating to the acquisition of FIL (See Note 7 of the Notes to Consolidated Financial Statements).

NET SALES - RELATED PARTIES

In the thirteen week period ended November 25, 2000, sales to affiliates of the Sheth Group were $453,000 compared with $661,000 for the same period in fiscal 2000.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates and other related parties. During the thirteen week period ended November 25, 2000, and for the comparable period in fiscal 2000, the Company purchased approximately $817,000 and $816,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended November 25, 2000 and November 27, 1999 was $4,463,000 or 33.4% of sales and $4,298,000 or 31.9%
of sales, respectively. The improvement in the Company's gross profit related mainly to a favorable product mix involving increased sales of higher margin products to the chain, specialty chain and mass merchandise channel of distribution, particularly to the customer base serviced by FIL, acquired in November 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended November 25, 2000 was $3,674,000, an increase of 6.2 % versus $3,458,000 for the comparable period ended November 27, 1999. The increase in SG&A related primarily to increased direct marketing expenses associated with the increased sales of the Company's FIL brand as a result of the FIL acquisition (See Note 7 of the Notes to Consolidated Financial Statements). As a percentage of sales, SG&A was 27.5% and 25.7% for the thirteen week periods ended November 25, 2000 and November 27, 1999, respectively.

NON-OPERATING INCOME OR EXPENSE

Interest expense increased when comparing the thirteen week period of fiscal 2001 to the same period of fiscal 2000 as a result of higher revolving credit balances coupled with higher interest rates in the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes the lines of credit, together with cash generated by operations should provide sufficient cash to meet the requirements of the Company for fiscal 2001.

OPERATING ACTIVITIES

Operations in the thirteen week period ended November 25, 2000, provided $1,293,000 in cash primarily due to net income, decreases in accounts receivable and increases in accounts payable and accrued expenses, offset by increases in inventory.

Accounts receivable decreased mainly due to collection of balances relating to the high level of sales in the fourth quarter of fiscal 2000. Inventory increased mainly due to anticipated higher sales volume in the period. Accounts payable increased as the Company extended credit terms with certain vendors mainly in connection with purchases of inventory. The increase in accrued expenses is attributable mainly to additional provisions for sales returns and allowances.

INVESTING ACTIVITIES

Capital expenditures during the thirteen week period were $490,000, consisting primarily of investments in production related machinery and equipment, facilities related items, computer equipment and costs associated with the construction of a new distribution facility. Capital expenditures in fiscal 2001 are expected to be significantly higher than fiscal 2000 with the increase primarily being attributable to the construction of the new distribution facility. The Company anticipates a cost approximating $2 million for this new facility. The Company's lender has agreed to finance $1.5 million for the building construction. Additionally, the Company has expended approximately $270,000 in land preparation costs in connection with this project and expects to finance the remaining equipment costs through the Company's Cap Ex Facility and third party capital leases.

FINANCING ACTIVITIES

During the thirteen week period ended November 25, 2000, net cash used by financing activities amounted to $633,000, consisting mainly of excess payments under the revolving credit and long-term debt agreements of $512,000 coupled with dividends paid in the amount of $120,000 on the Series C Preferred Stock.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings; with a $4,500,000 sub-limit allocated to support the requirements of Tristar USA (See Note 7 of the Notes to Consolidated Fiancial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At November 25, 2000, the Revolving Credit bore interest at rates of 10.50% and 10.125%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of November 25, 2000 approximated $663,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change", as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (10% at November 25, 2000) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity. As of November 25, 2000, the Company had outstanding borrowings under the Term Loan totaling $1,430,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (10% at November 25, 2000) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a three year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of November 25, 2000 the Company had outstanding borrowings under the Cap Ex Facility totaling $2,228,000. Principal payments are currently set at the rate of $93,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, are set annually and have been agreed upon by the Company's lender for fiscal 2001. Additional covenants limit borrowings, asset sales and dividends. As of November 25, 2000, the Company was in compliance with respect to each restrictive financial covenant.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended November 25, 2000 of approximately $58,000 have been reflected as a reduction in net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $895,000 at November 25, 2000. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's lender in connection with the existing Credit Agreement.

The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class. Dividends of $120,000 were paid on the Series C Preferred Stock during the thirteen week period ended November 25, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and all hedging activities. The Company has adopted SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal 2001, as required. The Company has completed assessing the impact adoption of this standard will have and has concluded that there is no material effect on its financial presentation and results of operations as a result of this standard.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Adoption of SAB No. 101 is required by the fourth quarter of fiscal 2001. The Company is in the process of evaluating the effect adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations.

ITEM 3.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may occur due to adverse changes in financial market prices, including interest rate risk and foreign currency exchange risk, and the effect they may have on the financial position, results of operation or cash flow of the Company.

The Company's short-term and long-term debt at November 25, 2000 bears interest at variable rates (See Note 4 of the Notes to Consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at November 25, 2000 would result in an approximate $225,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short-term and long-term debt as of November 25, 2000.

The Company's direct exports comprise approximately 26% of net sales for the thirteen week period ended November 25, 2000. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

In the thirteen week period ended November 25, 2000, two customers accounted for approximately 15% and 14% of the Company's net sales. The loss of a single or a few customers may have a material adverse effect on the Company's business.

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

         Not Applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRISTAR CORPORATION
                                                (Registrant)

Date:  January 9, 2001                       By: /s/ Richard R. Howard
       ------------------                    -----------------------------
                                             RICHARD R. HOWARD
                                             President and Chief Executive Officer
                                             (Principal Executive Officer)


Date:  January 9, 2001                       By: /s/ Robert M. Viola
       ------------------                    ---------------------------
                                             ROBERT M. VIOLA
                                             Senior Executive Vice-President and Chief Financial Officer
                                             (Principal Financial and Accounting Officer)