Form 10-Q
period 2001-02-24
TRISTAR CORP
filed 2001-04-09
CIK 737203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
---------
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193
     For the quarterly period ended:     FEBRUARY 24, 2001
                                     -------------------------
                   -OR-

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-13099

                               TRISTAR CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                     13-3129318
------------------------                        --------------------
   (State or other                              (I. R. S. Employer
   jurisdiction of                              Identification No.)
   incorporation or
    organization)


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

              Yes            X                    No
                  -------------------------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           ON APRIL 9, 2001, THERE WERE OUTSTANDING 16,789,609 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT.

                      TRISTAR CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                    -------------
Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--February 24, 2001 and August 26, 2000                              3

          Consolidated statements of operations--thirteen and twenty-six week periods ended February 24, 2001 and February 26, 2000,
                    respectively                                                                          5

          Consolidated statements of shareholders' equity--twenty-six week period
                    ended February 24, 2001                                                               6

          Consolidated statements of cash flows--twenty-six week periods ended
                    February 24, 2001 and February 26, 2000, respectively                                 7

          Notes to consolidated financial statements--February 24, 2001                                   8


Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                12

Item 3.   Qualitative and Quantitative Disclosure About Market Risk                                      17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              18

Item 2.   Changes in Securities                                                                          18

Item 3.   Defaults Upon Senior Securities                                                                18

Item 4.   Submission of Matters to a Vote of Security Holders                                            18

Item 5.   Other Information                                                                              18

Item 6.   Exhibits and Reports on Form 8-K                                                               18


SIGNATURES                                                                                               19


                                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            TRISTAR CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS



                                                                                        FEBRUARY 24,
                                                                                            2001                  AUGUST 26,
                                                                                        (UNAUDITED)                 2000 *
                                                                                   -----------------------   ---------------------
                                              ASSETS

Current assets:
  Cash                                                                             $               14,000    $            124,000
  Accounts receivable, less allowance for doubtful accounts and discounts
     and allowances of $3,498,000 and $4,353,000, respectively                                 10,480,000              16,076,000
  Accounts receivable - related parties - net                                                   1,694,000               2,311,000
  Inventories                                                                                  13,737,000              13,482,000
  Other current assets                                                                            235,000                 340,000
                                                                                   -----------------------   ---------------------

    Total current assets                                                                       26,160,000              32,333,000
                                                                                   -----------------------   ---------------------

Property, plant and equipment, less accumulated depreciation
  of $12,449,000 and $11,774,000                                                                8,416,000               8,271,000
                                                                                   -----------------------   ---------------------

Other assets:
  Goodwill, less accumulated amortization of $410,000 and $267,000                              7,174,000               7,986,000
  Other assets                                                                                    223,000                 287,000
                                                                                   -----------------------   ---------------------
    Total other assets                                                                          7,397,000               8,273,000
                                                                                   -----------------------   ---------------------

Total assets                                                                       $           41,973,000    $         48,877,000
                                                                                   =======================   =====================




* Prepared from audited financial statements for the year ended August 26, 2000






          See accompanying notes to unaudited consolidated financial statements.

                                          TRISTAR CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                                        FEBRUARY 24,
                                                                                            2001                  AUGUST 26,
                                                                                        (UNAUDITED)                 2000 *
                                                                                   -----------------------   ---------------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit agreement borrowings                                            $           11,872,000    $         15,167,000
  Accounts payable--trade                                                                       8,840,000               8,457,000
  Accounts payable--related parties - net                                                       1,462,000               1,809,000
  Accrued expenses                                                                              4,061,000               4,678,000
  Current portion of capital lease obligations                                                      9,000                   9,000
  Current portion of long-term debt                                                             1,916,000               1,712,000
  Current portion of subordinated debt                                                          1,060,000                 945,000
                                                                                   -----------------------   ---------------------

    Total current liabilities                                                                  29,220,000              32,777,000

Long-term debt, less current portion                                                            1,461,000               2,077,000
Subordinated debt, less current portion                                                         1,334,000               2,735,000
Obligations under capital leases, less current portion                                             10,000                  12,000
                                                                                   -----------------------   ---------------------

   Total liabilities                                                                           32,025,000              37,601,000
                                                                                   -----------------------   ---------------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred stock, $.05 par value; authorized 1,000,000 shares;
    Series A, 537,142 shares issued and outstanding                                             3,760,000               3,760,000
    Series B, 31,890 shares issued and outstanding                                              1,173,000               1,173,000
    Series C, 100,000 shares issued and outstanding                                             6,133,000               6,133,000
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 16,789,609 shares and
    16,783,909 shares, respectively                                                               168,000                 168,000
  Additional paid-in-capital                                                                   14,754,000              14,723,000
  Accumulated deficit                                                                         (16,040,000)            (14,681,000)
                                                                                   -----------------------   ---------------------

    Total shareholders' equity                                                                  9,948,000              11,276,000
                                                                                   -----------------------   ---------------------

Total liabilities and shareholders' equity                                         $           41,973,000    $         48,877,000
                                                                                   =======================   =====================




* Prepared from audited financial statements for the year ended August 26, 2000



          See accompanying notes to unaudited consolidated financial statements.

                                     TRISTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                            FEBRUARY 24,       FEBRUARY 26,       FEBRUARY 24,        FEBRUARY 26,
                                                               2001               2000               2001                2000
                                                         ---------------    ----------------   ----------------    ----------------
Net sales                                                $    8,930,000     $    13,624,000    $    22,308,000     $    27,087,000

Cost of sales                                                 6,473,000           9,495,000         15,389,000          18,704,000
                                                         ---------------    ----------------   ----------------    ----------------

Gross profit                                                  2,457,000           4,129,000          6,919,000           8,383,000

Selling, general and administrative expenses                  3,417,000           3,799,000          7,090,000           7,254,000
                                                         ---------------    ----------------   ----------------    ----------------

Income (loss) from operations                                  (960,000)            330,000           (171,000)          1,129,000

Other income (expense):
    Interest expense                                           (524,000)           (523,000)        (1,111,000)           (944,000)
    Other expense                                                 3,000              14,000             48,000              25,000
                                                         ---------------    ----------------   ----------------    ----------------

Income (loss) before provision for income taxes              (1,481,000)           (179,000)        (1,234,000)            210,000

Provision for income taxes                                            -                   -              5,000               3,000
                                                         ---------------    ----------------   ----------------    ----------------

Net income (loss)                                            (1,481,000)           (179,000)        (1,239,000)            207,000
                                                         ---------------    ----------------   ----------------    ----------------

Less:
    Preferred stock dividends                                  (178,000)           (223,000)          (356,000)           (434,000)
    Beneficial conversion feature                                     -             (31,000)                 -            (372,000)
                                                         ---------------    ----------------   ----------------    ----------------
Net loss applicable to common stock                      $   (1,659,000)    $      (433,000)   $    (1,595,000)    $      (599,000)
                                                         ===============    ================   ================    ================

Loss per common share:

    Basic                                                $         (.10)    $          (.03)   $          (.10)    $          (.04)
                                                         ===============    ================   ================    ================

    Diluted                                              $         (.10)    $          (.03)   $          (.10)    $          (.04)
                                                         ===============    ================   ================    ================


          See accompanying notes to unaudited consolidated financial statements.

                                 TRISTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               TWENTY-SIX WEEKS ENDED FEBRUARY 24, 2001



                                                                                  PREFERRED STOCK
                                                 -----------------------------------------------------------------------------
                              COMMON STOCK                SERIES A                  SERIES B                   SERIES C
                       -------------------------          --------                  --------                   --------
                          NUMBER                    NUMBER                    NUMBER                    NUMBER
                        OF SHARES      AMOUNT     OF SHARES      AMOUNT     OF SHARES      AMOUNT     OF SHARES      AMOUNT
                       ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance,
  August 26, 2000*      16,783,909    $168,000     537,142     $3,760,000     31,890     $1,173,000     100,000    $6,133,000

Net loss

Preferred
  Stock C Dividends

Contribution to
  401(k) Plan                5,700         -

                       ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance,
  Febraury 24, 2001     16,789,609    $168,000     537,142     $3,760,000     31,890     $1,173,000     100,000    $6,133,000
                       ============ ============ ============ ============ ============ ============ ============ ============


                            ADDITIONAL       ACCUMULATED
                         PAID-IN-CAPITAL      DEFICIT
                        ----------------- ----------------
Balance,
  August 26, 2000*          $14,723,000      $(14,681,000)

Net loss                                       (1,239,000)

Preferred
  Stock C Dividends                              (120,000)

Contribution to
  401(k) Plan                    31,000

                        ----------------- ----------------
Balance,
  Febraury 24, 2001         $14,754,000      $(16,040,000)
                        ================= ================



* Prepared from audited financial statements for the year ended August 26, 2000.





          See accompanying notes to unaudited consolidated financial statements.

                                     TRISTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                FEBRUARY 24,           FEBRUARY 26,
                                                                                   2001                   2000
                                                                            -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $       (1,239,000)    $          207,000
     Adjustments to reconcile net income/(loss) to
       net cash provided by operating activities:
        Depreciation                                                                   668,000                788,000
        Other amortization costs                                                       177,000                100,000
        Provision for losses on accounts receivable                                    164,000                354,000
        Provision for inventory allowances                                             150,000                 58,000
        Reduction in LIFO valuation allowance                                         (184,000)                    --
        Issuance of stock in connection with 401(K)                                     31,000                 29,000
        Amortization of warrant valuation                                               10,000                  6,000
        Amortization of deferred loan costs                                             83,000                140,000
        Change in operating assets and liabilities:
            Accounts receivable                                                      5,432,000              2,348,000
            Accounts receivable affiliates                                             617,000               (693,000)
            Inventories                                                               (446,000)              (721,000)
            Other assets                                                                58,000               (226,000)
            Accounts payable                                                           383,000             (1,256,000)
            Accounts payable affiliates                                               (347,000)              (205,000)
            Accrued expenses                                                          (617,000)               410,000
                                                                            -------------------    -------------------
        Net cash provided by operating activities                                    4,940,000              1,339,000
                                                                            -------------------    -------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Capital expenditures                                                             (813,000)              (565,000)
     Investment in business acquisition; net of cash acquired                             --                 (441,000)
                                                                            -------------------    -------------------
        Net cash used in investing activities                                         (813,000)            (1,006,000)
                                                                            -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving credit facility                                        (43,394,000)           (31,248,000)
     Borrowings under revolving credit facility                                     40,099,000             30,103,000
     Proceeds from long-term debt                                                      612,000                891,000
     Principal payments under long-term debt                                        (1,432,000)            (1,025,000)
     Principal payments on capital leases                                               (2,000)               (65,000)
     Issuance of Preferred Stock Series C                                                 --                1,300,000
     Payment of issuance costs for Preferred Stock Series C                               --                  (53,000)
     Payment of dividends on Preferred Stock Series C                                 (120,000)              (228,000)
                                                                            -------------------    -------------------
        Net cash used in financing activities                                       (4,237,000)              (325,000)
                                                                            -------------------    -------------------
NET INCREASE (DECREASE) IN CASH                                                       (110,000)                 8,000
CASH AT BEGINNING OF PERIOD                                                            124,000                 90,000
                                                                            -------------------    -------------------
CASH AT END OF PERIOD                                                       $           14,000     $           98,000
                                                                            ===================    ===================


Supplemental disclosure of noncash operating, investing and financing activities:


2001
----
- Reduction of subordinated debt of $895,000 as a result of the FIL settlement agreement in January 2001
  (See Note 8 of the Notes to Consolidated Financial Statements for further discussion).









          See accompanying notes to unaudited consolidated financial statements.

                      TRISTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 24, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 24, 2001 are not necessarily indicative of the results that may be expected for the year ending August 25, 2001.

NOTE 2: LOSS PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations, as required by SFAS No. 128, is presented below:



                                                            THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                          FEBRUARY 24,   FEBRUARY 26,  FEBRUARY 24,    FEBRUARY 26,
                                                              2001          2000           2001            2000
                                                         ----------------------------------------------------------
Basic/diluted EPS:

     Net loss applicable to common stock                 $ (1,659,000)  $   (433,000)  $ (1,595,000)  $   (599,000)

     Weighted-average number of common shares
     outstanding                                           16,787,132     16,771,931     16,785,818     16,770,828
                                                         ----------------------------------------------------------

Basic/diluted EPS                                        $       (.10)  $       (.03)  $       (.10)  $       (.04)
                                                         ==========================================================


Options to purchase 1,858,500 shares of common stock and warrants to purchase 2,635,000 shares of common stock were outstanding at February 24, 2001 but were not included in the computation of diluted EPS because the options and warrants would have an anti-dilutive effect. Therefore, dilutive EPS equals basic EPS for the thirteen and twenty-six week periods ended February 24, 2001 and February 26, 2000, as the assumed conversion of convertible preferred stock and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3: INVENTORIES

Inventory is stated at the lower of cost or market. The components of inventory are as follows:



                  --------------------------------------------------------------------------
                                                        February 24,           August 26,
                                                            2001                  2000
                  --------------------------------------------------------------------------
                  Raw materials                       $     6,094,000      $      7,331,000




                  Work-in-process                             971,000             1,498,000

                  Finished goods                            7,782,000             6,575,000
                                                      ----------------     -----------------

                                                           14,847,000            15,404,000

                  Reserves for market valuation              (914,000)           (1,542,000)

                  LIFO valuation allowance                   (196,000)             (380,000)
                                                      ----------------     -----------------

                                                      $    13,737,000      $     13,482,000
                                                      ================     =================

                  --------------------------------------------------------------------------


NOTE 4: CREDIT AGREEMENT BORROWINGS

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings with a $4,500,000 sub-limit allocated to support the requirements of Tristar USA (See Note 8 of the Notes to Consolidated Fiancial Statements for further details on Tristar USA acquisition). Such borrowings bear interest, at the Company's election, at the Alternate Base Rate (the higher of the prime rate or the Federal Funds Rate plus
 .50%) plus 1.00% or the London Interbank Offered Rate (LIBOR) plus 3.50% (although, borrowings based on LIBOR cannot exceed 60% of the total oustanding borrowings under the Revolving Credit). At February 24, 2001, the Revolving Credit bore interest at rates of 9.50% and 9.05%, respectively, in accordance with the above noted interest computations. Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of February 24, 2001 approximated $21,000 based on the borrowing formula. Commitment fees equal to .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change" as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). The Term Loan bears interest, payable monthly, at the Alternate Base Rate (8.5% at February 24, 2001) plus 2.00%. Principal payments on the Term Loan consist of equal monthly principal payments in the amount of $56,667 for 60 months beginning in January 1998. Additionally, 50% of annual excess cash flow, as defined, must be applied to the Term Loan installments in the inverse order of maturity. As of February 24, 2001, the Company had outstanding borrowings under the Term Loan totaling $1,190,000.

Borrowings under the Cap Ex Facility are limited to 80% of the cost of new machinery and equipment, limited to annual utilization of $1,500,000. These borrowings also bear interest, payable monthly, at the Alternate Base Rate (8.5% at February 24, 2001) plus 2.00%. Principal payments on the Cap Ex Facility commence one month after the related borrowing in an amount based on a three-year amortization. However, a balloon payment in an amount equal to all outstanding borrowings under the Cap Ex Facility is also due in December 2002. As of February 24, 2001, the Company had outstanding borrowings under the Cap Ex Facility totaling $2,187,000. Principal payments are currently set at the rate of $103,000 per month.

Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets. Restrictive financial covenants including Minimum Tangible Net Worth, Minimum EBITDA, Maximum Loss, Minimum Fixed Charge Coverage, Maximum Leverage and Maximum Capital Expenditures, are set annually. Additional covenants limit borrowings, asset sales and dividends. The Company's lender has agreed to amend the restrictive financial covenants required under its credit agreement for the remainder of the current fiscal year effective beginning with the second quarter ended February 24, 2001. As such, the Company was in compliance for the thirteen-week period ended February 24, 2001.

NOTE 5: SUBORDINATED LONG-TERM DEBT

Subordinated debt as of February 24, 2001 and August 26, 2000, consists of the following (See Note 8 of the Notes to Consolidated Financial Statements):



--------------------------------------------------------------------------------------------------------------
                                                                           February 24, 2001   August 26, 2000
                                                                           -----------------   ---------------
Notes to selling shareholders; senior subordinated debt; interest at prime; interest and principal is payable in various installments
through January 2005.                                                      $      1,551,000    $    2,683,000

Notes to key employees for change in control; senior subordinated debt; interest at 7 1/2% payable quarterly; principal is payable in
twelve quarterly installments of $34,166 through November 2002.                     230,000           282,000

Notes to consultant; senior subordinated debt; interest at prime payable quarterly; principal is payable in twelve quarterly
installments of $29,167 through November 2002.                                      210,000           239,000

Notes to creditor; senior subordinated debt; interest at prime payable quarterly; principal is payable in 16 quarterly installments
of $37,436 through November 2003.                                                   397,000           446,000

Notes payable - other.                                                                6,000            30,000
                                                                           -----------------   ---------------

Total subordinated debt                                                    $      2,394,000    $    3,680,000

Less: current portion of subordinated debt                                       (1,060,000)         (945,000)

Total subordinated debt less current portion                               $      1,334,000    $    2,735,000
                                                                           =================   ===============

--------------------------------------------------------------------------------------------------------------


NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Related party accounts payable result from the purchase of products from those vendors. Related party accounts receivable result from the sale of products to other affiliates of the Sheth Group.

The Company purchases finished goods and fragrance product components from Sheth Group affiliates and other related parties. During the twenty-six week period ended February 24, 2001, and for the comparable period in fiscal 2000, the Company purchased approximately $1,155,000 and $1,520,000, respectively.

During the twenty-six week period ended February 24, 2001, and for the comparable period in fiscal 2000, the Company sold products to Sheth Group affiliates in the amounts of approximately $659,000 and $1,417,000, respectively.

NOTE 8: PURCHASE OF FRAGRANCE IMPRESSIONS LIMITED

On November 15, 1999, the Company and its newly formed wholly owned subsidiary, Tristar USA, Inc., entered into an acquisition agreement dated effective November 1, 1999 to acquire Fragrance Impressions Limited, a Connecticut corporation ("FIL"). FIL, headquartered in Bridgeport, Connecticut, markets and distributes designer alternative fragrances, cosmetics and bath and body products. Under the terms of the acquisition agreement, FIL was merged into Tristar USA which purchased all of the issued and outstanding common stock of FIL for $350,000 in cash, $3,050,000 in promissory notes ("Notes"), and options to purchase up to 100,000 shares of the Company's common stock at $5.82 per share which were valued at approximately $307,000 utilizing the Black Scholes Method. In January 2001, the Company and the FIL selling shareholders agreed to reduce the amount due on promissory notes to $1,804,000 in full settlement of all post closing adjustment provisions pursuant to the acquisition agreement. The resulting adjustment was recorded as a reduction of goodwill. Among other things, the FIL settlement agreement provided that approximately $227,000 would be settled by the return of certain finished goods inventory. Simultaneous with the execution of the FIL settlement agreement, the Company terminated and settled an employment agreement with a senior executive resulting in a one time charge amounting to $210,000 which was recorded in the thirteen week period ended February 24, 2001.

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

The acquisition of FIL has been treated as a purchase acquisition for accounting purposes. Accordingly, net assets acquired have been adjusted to fair value as appropriate. The excess of the purchase price over the related fair value of net assets acquired of approximately $7.5 million has been recorded as goodwill to be amortized on a straight line basis over 20 years.

The following represents supplemental consolidated pro-forma information for the twenty-six weeks period ended February 26, 2000, respectively, assuming the FIL acquisition had occurred at the beginning of such period:

                                                               2000
                                                            (unaudited)
                                                            -----------

             Net Sales                                       27,652,000
             Net loss applicable to common stock              (720,000)
             Net Loss per share                             $     (.04)

NOTE 9: PREFERRED STOCK

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. To date, no dividends have been paid on the Series A and B Preferred Stock except those paid in connection with the sale of the Company's wholly owned Mexican subsidiary and settlement of outstanding receivable balances due from related parties, both of which resulted in the redemption of a portion of such Series A and B Preferred shares and payment of the applicable dividends in arrears. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended February 24, 2001 and February 26, 2000 of approximately $58,000 and $103,000, and for the twenty-six week periods ended February 24, 2001 and February 26, 2000 of $116,000 and $206,000, have been reflected as additional net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $953,000 at February 24, 2001. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's lender in connection with the existing Credit Agreement.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. The Series C Preferred Stock has full voting rights based on the number of common shares into which it is convertible and is voted together with the Common Stock as one class. The holders of the Series C Preferred Stock are entitled to receive a liquidation preference equal to $60 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year. Dividends of $120,000 and $228,000 were paid on the Series C Preferred Stock during the twenty-six week periods ended February 24, 2001 and February 26, 2000, respectively. Cumulative dividends in arrears on Series C Preferred Stock totaled $120,000 at February 24, 2001 and were reflected as additional net loss applicable to common stock. The Company plans to pay such dividends within the current fiscal year.

NOTE 10: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000

For the thirteen week period ended February 24, 2001, the Company recorded a consolidated net loss of $1,481,000, a decline of $1,302,000, compared to a consolidated net loss of $179,000 for the thirteen week period ended February 26, 2000. The decline relates primarily to reduced gross profit associated with lower net sales and a lower profit margin reflective of an unfavorable sales mix, the one time cost of terminating an employment agreement with a senior executive, offset somewhat by lower selling, general and administrative expenses. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded net loss applicable to common stock of $1,659,000 and $433,000 or $.10 and $.03 per diluted share for the thirteen week periods ended February 24, 2001 and February 26, 2000, respectively.

For the twenty-six week period ended February 24, 2001, the Company recorded a consolidated net loss of $1,239,000 compared to consolidated net income of $207,000 for the comparable period in 2000. The decline in the current period was mainly attributable to reduced gross profit relating to the lower net sales achievement, the one time cost of terminating an employment agreement with a senior executive, increase in interest expense associated with a higher level of borrowings and higher interest rates, offset somewhat by lower selling, general and administrative expenses. After giving effect to preferred stock dividends and the cost of accumulated beneficial conversion feature, the Company recorded a consolidated net loss applicable to common stock of $1,595,000 or $.10 per diluted share and $599,000 or $.04 per diluted share for the related twenty-six week periods ended February 24, 2001 and February 26, 2000, respectively.

NET SALES

Net sales were $8,930,000 for the thirteen week period ended February 24, 2001, a 34% decrease versus net sales of $13,624,000 for the comparable period in fiscal 2000. The decrease in the thirteen week period ended February 24, 2001 was experienced across all selling divisions and reflective of disappointing calendar 2000 year end retail sales to consumers, which negatively impacted many consumer goods distributors, global economic uncertainty, continued weakness in the Latin America and U.S. wholesale markets and lower sales to related parties.

The decline in net sales for the twenty-six week period ended February 24, 2001 was primarily due to volume decreases in Latin America and U.S. wholesale markets in the Royal Selections fragrance line and the combined U.S. chain, specialty chain, and mass merchandising channel in the Regal and Euro Collection lines. This decline was partially offset by volume increases in the U.S. wholesale markets in the new Royal Selection Crown II Series and Premiere Editions fragrance lines, U.S. chain, specialty chain and mass merchandising channel in the Euro Garden Collection line and Apple cosmetic pencils in the U.S. wholesale market as well as volume increases in the FIL brand acquired in fiscal year 2000 (See Note 8 of the Notes to Consolidated Financial Statements).

The Company, in conjunction with its majority shareholders (the Sheth Group), has developed an aggressive global distribution expansion, designed to significantly increase its market penetration outside the Western Hemisphere. The successful implementation of this plan is expected to substantially increase sales volume beginning with the second half of fiscal year 2001 and onward. However, management makes no assurances that such sales increases will occur.

NET SALES - CHANNELS OF DISTRIBUTION

The Company markets and distributes products to wholesalers, distributors, chain stores, mass merchandisers and independent retail channels in various markets throughout North and South America. For the thirteen and twenty-six week periods ended February 24, 2001, the company experienced weak demand in all sales divisions including related party sales compared to the prior year periods. Disappointing holiday consumer purchases impacted the Company's replenishment sales in the U.S. retail distribution channel while economic uncertainty and regional turmoil in South America continued to negatively impact sales in the Latin America and U.S. wholesale markets.

NET SALES - RELATED PARTIES

In the thirteen and twenty-six week periods ended February 24, 2001, sales to affiliates of the Sheth Group were $206,000 and $659,000 compared with $756,000 and $1,417,000 for the same periods in fiscal 2000.

PRODUCTS PURCHASED FROM RELATED PARTIES

The Company purchases finished goods and fragrance components from Sheth Group affiliates and other related parties. During the twenty-six week period ended February 24, 2001, and for the comparable period in fiscal 2000, the Company purchased $1,155,000 and $1,520,000, respectively.

GROSS PROFIT

The Company's gross profit for the thirteen week periods ended February 24, 2001 and February 26, 2000 was $2,457,000 or 27.5% of sales and $4,129,000 or
30.3% of sales, respectively. The decline in the Company's gross profit related mainly to a lower net sales achievement and a lower profit margin reflective of an unfavorable sales mix primarily in the higher margin retail distribution segment.

For the twenty-six weeks ended February 24, 2001 and February 26, 2000, the Company's gross profit was $6,919,000, or 31% of sales and $8,383,000, or 30.9% of sales, respectively. Although the gross margin percentage improved slightly, the Company's gross profit for the twenty-six week periods declined primarily due to the reduction in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the thirteen week period ended February 24, 2001 were $3,417,000, a decrease of 10% versus $3,799,000 for the comparable period ended February 26, 2000. For the twenty-six week periods ended February 24, 2001 and February 26, 2000, SG&A was $7,090,000 and $7,254,000, respectively or a decrease of 2.3%. The decrease in SG&A in the thirteen week period related to the lower level of variable selling expenses and to restructuring of business processes and expense levels together with staff realignment. As a percentage of sales, SG&A was 31.8% and 26.8% for the twenty-six week periods ended February 24, 2001 and February 26, 2000, respectively, reflective of the lower net sales achievement.

NON-OPERATING INCOME OR EXPENSE

Interest expense was flat in the current fiscal period but increased by $167,000 for the twenty-six week period ended February 24, 2001 when compared to the comparable prior year period. This increase related to higher revolving credit balances on average, higher revolving credit interest rates and interest on subordinated notes payable to the FIL selling shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes the lines of credit, together with cash generated by operations should provide sufficient cash to meet the requirements of the Company for fiscal 2001.

OPERATING ACTIVITIES
--------------------
Operations in the twenty-six week period ended February 24, 2001, provided $4,940,000 in cash primarily due to decreases in accounts receivable offset by decreases in accrued expenses and increases in inventory.

Accounts receivable decreased mainly due to collection of outstanding balances relating to the high level of sales in the fourth quarter of fiscal 2000 coupled with disappointing sales achievement to-date in fiscal 2001. Inventory increased mainly as a result of the underachievement of sales versus planned production during the current period. The decrease in accrued expenses is largely attributable to lower payroll related costs in this twenty-six week period relative to the high level of production and sales activity in the fourth quarter of fiscal 2000. In addition, accrued expenses decreased due to lower commissions and cooperative advertising expenses relating to the sales experienced in fiscal 2001.

INVESTING ACTIVITIES
--------------------
Capital expenditures during the twenty-six week period were $813,000, consisting primarily of investments in production related machinery and equipment, facilities related items, computer equipment and costs associated with the current construction of a new distribution facility. Capital expenditures in fiscal 2001 are expected to be significantly higher than fiscal 2000 with the increase primarily being attributable to the construction of the new distribution facility. Construction is substantially complete and will be funded by the Company in the third quarter. The Company anticipates a cost approximating $2 million for this new facility. The Company's lender has agreed to finance $1.5 million for the building construction. Additionally, the Company has expended approximately $270,000 in land preparation costs in connection with this project and expects to finance the remaining equipment costs through the Company's Cap Ex Facility and third party capital leases.

FINANCING ACTIVITIES
--------------------
During the twenty-six week period ended February 24, 2001, net cash used by financing activities amounted to $4,237,000, consisting mainly of payments exceeding borrowings under the revolving credit and long-term debt agreements of $4,115,000 coupled with dividends paid in the amount of $120,000 on the Series C Preferred Stock.

In December 1997, the Company entered into a $22,000,000 credit agreement (the "Credit Agreement") with its principal lender. In November 1999, the Credit Agreement was amended and restated to provide for a revolving credit facility (the "Revolving Credit") of $16,000,000 of maximum borrowings; with a $4,500,000 sub-limit allocated to support the requirements of Tristar USA (See
Note 8 of the Notes to Consolidated Fiancial Statements for further details on Tristar USA acquisition). Borrowings under the Revolving Credit are limited by a formula based on Eligible Accounts Receivable and Inventory, as defined in the agreement. Remaining availability under the line as of February 24, 2001 approximated $21,000 based on the borrowing formula. Commitment fees equal to
 .50% per annum on the unused portion of the Revolving Credit are payable monthly. The credit agreement contains certain provisions giving the lender the right to accelerate payment of all outstanding amounts in the event of a "material adverse change" as defined. Accordingly, all Revolving Credit amounts are classified as current in the accompanying consolidated balance sheets. All outstanding amounts under the Revolving Credit Agreement are due in December 2002.

The Credit Agreement also provides for a $3,400,000 term loan (the "Term Loan") and a $3,500,000 capital expenditure facility (the "Cap Ex Facility"). As of February 24, 2001, the Company had outstanding borrowings under the Term Loan totaling $1,190,000 and under the Cap Ex Facility totaling $2,187,000. Borrowings under the Credit Agreement are collateralized by all of the Company's present and future assets.

The Company's lender has agreed to amend the restrictive financial covenants required under its credit agreement. As such, the Company was in compliance for the thirteen week period ended February 24, 2001.

The holders of the Company's Series A and B Preferred Stock are entitled to receive cumulative dividends of $.315 per share and $2.03 per share, respectively. Dividends accumulated on the Series A and B Preferred Stock for the thirteen week periods ended February 24, 2001 and February 26, 2000 of approximately $58,000 and $103,000, and for the twenty-six week periods ended February 24, 2001 and February 26, 2000 of $116,000 and 206,000, have been reflected as additional net loss applicable to common stock. Cumulative dividends in arrears on the Series A and B Preferred Stock totaled approximately $953,000 at February 24, 2001. The Company does not have any plans to pay any cash dividends on the Common or the Series A and B Preferred Stock in the foreseeable future. Further, payments of such dividends are subject to restrictions imposed by the Company's lender in connection with the existing Credit Agreement.

The holders of the Series C Preferred Stock are entitled to receive a cumulative cash dividend of $4.80 per share annually. As well, liquidation preference equal to $60 per share plus interest thereon from the date of issue until redemption or conversion at a compound rate of 20% per year is provided for. Dividends of $120,000 and $228,000 were paid on the Series C Preferred Stock during the twenty-six week periods ended February 24, 2001 and February 26, 2000, respectively. Cumulative dividends in arrears on Series C Preferred Stock totaled $120,000 at February 24, 2001 and was reflected as additional net loss applicable to common stock. The Company plans to pay such dividends within the current fiscal year.

In January 2001, the Company and the FIL selling shareholders agreed to reduce the amount due on promissory notes to $1,804,000 in full settlement of all post closing adjustment provisions pursuant to the acquisition agreement. The resulting adjustment was recorded as a reduction of goodwill. Among other things, the FIL settlement agreement provided that approximately $227,000 would be settled by the return of certain finished goods inventory.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company's short-term and long-term debt at February 24, 2001 bears interest at variable rates (See Note 4 of the Notes to Consolidated Financial Statements). A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at February 24, 2001 would result in an approximate $180,000 reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the short-term and long-term debt as of February 24, 2001.

The Company's direct exports comprise approximately 31% of net sales for the twenty-six week period ended February 24, 2001. In addition, certain U.S. based customers ultimately distribute the Company's products into foreign countries. As a result, the Company has exposure to risk associated with the decrease in value of foreign currencies. Although the risk cannot be quantified, any significant decrease in value of the currency of foreign countries where the Company's products are distributed could have a material adverse effect on the Company's sales and results of operations.

In the twenty-six week period ended February 24, 2001, two customers accounted for approximately 15% and 10% of the Company's net sales. The loss of a single or a few customers may have a material adverse effect on the Company's business.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.) The Annual Meeting of Stockholders was held on January 18, 2001.

         b.) The following directors were elected to serve until the next
             Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Richard P. Rifenburgh             Viren S. Sheth
                  Richard R. Howard                 B.J. Harid
                  Robert A. Lerman

         c.) (1) The directors listed in item 4 b) above were elected by the following votes:


         NOMINEE                   NUMBER OF VOTES FOR     NUMBER OF VOTES WITHHELD
         -------                   -------------------     ------------------------
         Richard P. Rifenburgh         17,887,598                   2,400
         Richard R. Howard             17,880,738                   9,260
         Robert A. Lerman              17,887,598                   2,400
         Viren S. Sheth                17,884,298                   5,700
         B.J. Harid                    17,887,598                   2,400


         (2) Of the 17,889,998 shares voting at the meeting, 17,889,998 voted for the ratification of the apointment of the firm PricewaterhouseCoopers LLP as the Company's independent public accountants for fiscal 2001. The number of shares that voted against such ratification was zero and the holders of 206 shares abstained from voting on this matter.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not Applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRISTAR CORPORATION
                                   (Registrant)



Date:     April 9, 2001         By: /s/ Richard R. Howard
          --------------        --------------------------------------
                                RICHARD R. HOWARD
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date:     April 9, 2001         By: /s/ Robert M. Viola
          --------------        --------------------------------------
                                ROBERT M. VIOLA
                                Senior Executive Vice-President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)